Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND XI L P
filed 1998-05-13
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 1998    or
                               --------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to __________________

Commission file number                 333-7979       (1933 Act)
                       ------------------------------------------------------
                        Wells Real Estate Fund XI, L.P.
-----------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           Georgia                               58-2250094
---------------------------------       -------------------------------
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
--------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     ---------

                                    Form 10-Q
                                    ---------

                         Wells Real Estate Fund XI, L.P.
                         -------------------------------

                                      INDEX
                                      -----


                                                              Page No.
                                                              --------

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                     Balance Sheets - March 31, 1998
                     and December 31, 1997........................3

                     Statement of Income for the Three
                     Months ended March 31, 1998..................4

                     Statement of Partners' Capital
                     for the Three Months Ended March 31, 1998....5

                     Statement of Cash Flows for the Three Months
                     Ended March 31, 1998.........................6

                     Condensed Notes to Financial Statements......7

          Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...................................9

PART II.  OTHER INFORMATION......................................11

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                           Assets                                         March 30, 1998          December 31, 1997
                           ------                                         --------------          -----------------

Cash and cash equivalents                                                     $2,325,013                   $    600
Deferred project costs (Note 2)                                                  253,163                          0
Deferred offering costs (Note 3)                                                  77,134                    194,020
Prepaid expenses and other assets                                                  5,048                          0
                                                                              ----------                   --------

     Total assets                                                             $2,660,358                   $194,620
                                                                              ==========                   ========

             Liabilities and Partners' Capital
             ---------------------------------

Liabilities:
 Sales commissions payable                                                    $  116,320                   $      0
 Due to affiliates (Note 4)                                                      289,029                    194,020
                                                                              ----------                   --------

     Total liabilities                                                           405,349                    194,020
                                                                              ----------                   --------

Partners' capital:
 General partners                                                                    500                        500
 Original limited partner                                                            100                        100
 Limited partners:
  Class A - 209,793 Units outstanding
   at March 31, 1998                                                           1,840,373                          0
  Class B - 47,318 Units outstanding
   at March 31, 1998                                                             414,036                          0
                                                                              ----------                   --------

     Total partners' capital                                                   2,255,009                        600
                                                                              ----------                   --------

     Total liabilities and partners' capital                                  $2,660,358                   $194,620
                                                                              ==========                   ========

                    See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENT OF INCOME


                                                                                       Three Months Ended
                                                                                       ------------------
                                                                                         March 31, 1998
                                                                                         --------------

Revenues:
 Interest income                                                                         $        7,005
                                                                                          -------------

Expenses:
 Administrative salaries                                                                          1,873
 Office expense                                                                                     393
 Postage                                                                                             58
                                                                                          -------------
                                                                                                  2,324
                                                                                          -------------

 Net income                                                                               $       4,681
                                                                                          =============

Net loss allocated to General Partners                                                    $           0

Net income allocated to Class A Limited Partners                                          $       4,681

Net loss allocated to Class B Limited Partners                                            $           0

Net income per Class A weighted average Limited Partner Unit                              $         .04

Net loss per Class B weighted average Limited Partner Unit                                $           0

Cash distribution per Class A Limited Partner Unit                                        $           0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998




                                                          LIMITED PARTNERS
                                              -----------------------------------------
                                                     CLASS A              CLASS B                     TOTAL
                                                     --------             -------        GENERAL    PARTNERS'
                                    ORIGINAL   UNITS     AMOUNTS     UNITS    AMOUNTS    PARTNERS    CAPITAL
                                    --------   -----     -------     -----    -------    --------   --------
BALANCE,
  DECEMBER 31, 1997                     $100        -  $       -         -  $       -    $    500  $       600

  Limited partner contributions            -  209,793    2,097,934   47,318    473,184          -    2,571,118
  Net income                               -        -        4,681        -          -          -        4,681
  Sales commissions                        -        -     (199,304)       -    (44,953)         -     (244,257)
  Other offering expenses                  -        -      (62,938)       -    (14,195)         -      (77,133)
                                    --------  -------   ----------   ------   --------   --------   ----------

BALANCE,
  MARCH 31, 1998                        $100  209,793   $1,840,373   47,318   $414,036       $500   $2,255,009
                                    ========  =======   ==========   ======   ========   ========   ==========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                    March 31, 1998
                                                                                    --------------
Cash flows from operating activities:
 Net income                                                                               $   4,681
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Changes in assets and liabilities:
     Increase in prepaid expenses and other assets                                            (5,048)
     Increase due to affiliates                                                               48,721
                                                                                          ----------

 Net cash provided by operating activities                                                    48,354
                                                                                          ----------

Cash flow from investing activities:
 Deferred project costs                                                                      (89,989)
                                                                                          ----------

Cash flow from financing activities:
 Limited partners' contributions                                                           2,571,118
 Sales commissions                                                                          (127,937)
 Offering costs                                                                              (77,133)
                                                                                          ----------
  Net cash provided by financing activities                                                2,366,048
                                                                                          ----------

Net increase in cash and cash equivalents                                                  2,324,413

Cash and cash equivalents, beginning of year                                                     600
                                                                                          ----------

Cash and cash equivalents, end of period                                                  $2,325,013
                                                                                          ==========




           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1998

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

     Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on June 20, 1996, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties.

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of March 31, 1998, the Partnership had sold 209,793 Class A status Units, and 47,318 Class B Status Units, held by a total of 685 and 35 Limited Partners, respectively, for total Limited Partner capital contributions of $2,571,118. After payment of $77,134 in Acquisition and Advisory Fees, payment of $321,390 in selling commissions and organization and offering expenses, the Partnership was holding net offering proceeds of $2,172,594 available for investment in properties.

     (b) Employees
     -------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (c) Insurance
     -------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (d) Competition
     ---------------

     The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

     (e) Basis of Presentation
     -------------------------

     The financial statements of Wells Real Estate Fund XI, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

     (f) Partnership Distributions
     -----------------------------

     Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions will be paid to the Limited Partners for the quarter ended March 31, 1998.

     (g) Income Taxes
     ----------------

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (h) Statement of Cash Flows
     ---------------------------

     For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 3% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of March 31, 1998, amounted to $77,134 and represented approximately 3% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(3)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
     L.P., pays all the offering expenses for the Partnership.   The Company may
     be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of March 31, 1998, the Partnership had reimbursed the Company for $77,134 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(4)  Due To Affiliates
     -----------------

     Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of March 31, 1998, the Partnership had sold 209,793 Class A Status Units and 47,318 Class B Status Units, held by a total of 685 and 35 Limited Partners respectively, for total Limited Partner contributions of $2,571,118. After payment of $77,134 in Acquisition and Advisory Fees, payment of $321,390 in selling commissions and organization and offering expenses, as of March 31, 1998, the Partnership was holding net
offering proceeds of $2,172,594 available for investment in properties.   The
Partnership has not yet invested in any properties.

Gross revenues of the Partnership of $7,005 for the three months ended March 31, 1998, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $2,324 for the three months ended March 31, 1998, and consisted primarily of administrative salaries and office expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on March 3, 1998, there is no comparative financial data available from the prior fiscal year.

Net income per weighted average unit for Class A Limited Partners was $0.04 for the three months ended March 31, 1998.

Net increase in cash and cash equivalents is the result of raising $2,571,118 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the first quarter of 1998.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b).  No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WELLS REAL ESTATE FUND XI, L.P.
                                      (Registrant)


Dated: May 11, 1998                    By: /s/ Leo F. Wells, III
                                       -------------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President
                                       and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.