Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND XI L P
filed 1998-08-12
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1998                     or
                              -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number                 333-7979             (1933 Act)
                       ---------------------------------------------------------

                        Wells Real Estate Fund XI, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

          Georgia                                                58-2250094
-------------------------------                              ------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                        30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------    --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund XI, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets  June 30, 1998
                   and December 31, 1997....................................   3

                  Statement of Income for the Three and Six Months
                   Ended June 30, 1998......................................   4

                  Statements of Partners' Capital for the Six Months
                   Ended June 30, 1998......................................   5

                  Statements of Cash Flows for the Six
                   Months Ended June 30, 1998...............................   6

                  Condensed Notes to Financial Statements...................   7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............  13

PART II. OTHER INFORMATION..................................................  20

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                      Assets                        June 30, 1998     December 31, 1997
                      ------                        -------------     -----------------
Cash and cash equivalents                              $3,101,364              $    600
Investment in Joint Venture (Note 2)                    2,571,107                     0
Deferred project costs (Note 3)                           126,751                     0
Deferred offering costs (Note 4)                          318,723               194,020
Prepaid expenses and other assets                          20,000                     0
Due from affiliates                                        26,736                     0
                                                       ----------              --------

     Total assets                                      $6,164,681              $194,620
                                                       ==========              ========

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
 Sales commissions payable                             $   29,029              $      0
 Due to affiliates (Note 5)                               329,307               194,020
                                                       ----------              --------

     Total liabilities                                    358,336               194,020
                                                       ----------              --------

Partners' capital:
 General partners                                             427                   500
 Original limited partner                                     100                   100
 Limited partners:
  Class A  510,500 Units outstanding
   at June 30, 1998                                     4,524,824                     0
  Class B  147,220 Units outstanding
   at June 30, 1998                                     1,280,994                     0
                                                       ----------              --------

     Total partners' capital                            5,806,345                   600
                                                       ----------              --------

     Total liabilities and partners' capital           $6,164,681              $194,620
                                                       ==========              ========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                          Three Months Ended          Six Months Ended
                                                          ------------------          ----------------
                                                            June 30, 1998              June 30, 1998
                                                          ------------------          ----------------
Revenues:
  Equity in income of joint ventures                              $11,581                    $11,581
  Interest income                                                  70,023                     77,028
                                                                  -------                    -------
                                                                   81,604                     88,609
Expenses:
  Legal and accounting                                             23,014                     23,014
  Computer costs                                                      697                        697
  Printing and notebooks                                            4,592                      4,592
  Administrative salaries                                           2,859                      4,732
  Office expense                                                    1,414                      1,807
  Postage                                                             672                        730
  Other                                                             2,345                      2,345
                                                                  -------                    -------
                                                                   35,593                     37,917
                                                                  -------                    -------

  Net income                                                      $46,011                    $50,692
                                                                  =======                    =======

Net loss allocated to General Partners                            $   (73)                   $   (73)

Net income allocated to Class A Limited Partners                  $53,266                    $57,947

Net loss allocated to Class B Limited Partners                    $(7,182)                   $(7,182)

Net income per weighted average
  Class A Limited Partner Unit                                    $   .18                    $   .22

Net loss per weighted average
  Class B Limited Partner Unit                                    $  (.10)                   $  (.10)

Cash distribution per Class A Limited Partner Unit                $     0                    $     0
                                                                  -------

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                            LIMITED PARTNERS
                                              --------------------------------------------
                                                     CLASS A                CLASS B                       TOTAL
                                              ---------------------  ---------------------   GENERAL    PARTNERS'
                                    ORIGINAL   UNITS     AMOUNTS      UNITS     AMOUNTS     PARTNERS     CAPITAL
                                    --------  -------  ------------  -------  ------------  ---------  ------------
BALANCE,
DECEMBER 31, 1997                       $100        -  $  -                -  $  -              $500    $      600

Limited partner contributions              -  510,500    5,105,002   147,220    1,472,201          -     6,577,203
Net income                                 -        -       57,947         -       (7,182)       (73)       50,692
Sales commissions                          -        -     (484,975)        -     (139,859)         -      (624,834)
Other offering expenses                    -        -     (153,150)        -      (44,166)         -      (197,316)
                                    --------  -------   ----------   -------   ----------       ----    ----------

BALANCE,
JUNE 30, 1998                           $100  510,500   $4,524,824   147,220   $1,280,994       $427    $5,806,345
                                    ========  =======   ==========   =======   ==========       ====    ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                Six Months Ended
                                                                ----------------
                                                                  June 30, 1998
                                                                ----------------
Cash flows from operating activities:
 Net income                                                              50,692
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in earnings of joint venture                                  (11,581)
   Changes in assets and liabilities:
     Increase in accounts receivables                                   (15,000)
     Increase in prepaid expenses and other assets                       (5,000)
     Increase due to affiliates                                          10,584
                                                                    -----------

  Net cash provided by operating activities                              29,695
                                                                    -----------

Cash flow from investing activities:
 Deferred project costs                                                (230,202)
 Investment in joint venture                                         (2,482,811)
                                                                    -----------

  Net cash used in investing activities                              (2,713,013)
                                                                    -----------

Cash flow from financing activities:
 Limited partners' contributions                                      6,577,203
 Sales commissions                                                     (595,805)
 Offering costs                                                        (197,316)
                                                                    -----------
  Net cash provided by financing activities                           5,784,082
                                                                    -----------

Net increase in cash and cash equivalents                             3,100,764

Cash and cash equivalents, beginning of year                                600
                                                                    -----------

Cash and cash equivalents, end of period                            $ 3,101,364
                                                                    ===========

Supplemental disclosure of noncash investing activities:
 Deferred project costs applied to joint venture property           $   103,451
                                                                    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 1998

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

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of June 30, 1998, the Partnership had sold 510,500 Class A Status Units, and 147,220 Class B Status Units, held by a total of 886 and 52 Limited Partners, respectively, for total Limited Partner capital contributions of $6,577,203. After payment of $230,202 in Acquisition and Advisory Fees and Acquisition Expenses, payment of $822,150 in selling commissions and organization and offering expenses and investment of $2,482,810 in the Fund IX-X-XI-REIT Joint Venture, as of June 30, 1998, the Partnership was holding net offering proceeds of $3,042,041 available for investment in properties.

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

     (f) Partnership Distributions
     -----------------------------

     Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions were paid to the Limited Partners for the quarter ended June 30, 1998.

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

(2)  Investments in Joint Venture
     ----------------------------

     The Partnership owns interest in four office buildings through its ownership in a joint venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

     The following describes additional information about the properties in which the Partnership owns an interest as of June 30, 1998:

     Fund IX, Fund X, Fund XI and REIT Joint Venture
     -----------------------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"), a joint venture between Wells Real Estate Fund IX, L.P. ("Wells Fund IX") and Wells Real Estate Fund X, L.P. ("Wells Fund X"), Georgia public limited partnerships, affiliated with the Partnership through common general partners, was amended and restated to admit the Partnership and Wells Operating Partnership, L.P., ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as the general partner. Wells OP and the Wells REIT are also affiliated with the Partnership and its General Partners.

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties:
     (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma.

     As of June 30, 1998, the Partnership had contributed approximately $2,482,810 for an approximate 7.8% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of June 30, 1998, Wells Fund IX had an approximate 45.8% equity interest, Wells Fund X had an approximate 42.0% equity interest, and Wells OP had an approximate 4.4% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     ABB BUILDING
     ------------

     On March 20, 1997, the Fund IX-X-XI-REIT Joint Venture began construction on a three-story office building containing approximately 83,885 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee.

     ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11
     months.   ABB has the option under
     its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal for its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete this project which includes the final buildout of remaining space will be approximately $7,800,000. It is currently anticipated that the Wells Fund IX will contribute approximately $63,235 and that Wells Fund X will contribute approximately $65,000 to the remaining cost of approximately $128,235.

     For additional information regarding the ABB Building, refer to Supplement No. 2, dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. dated December 31, 1997, contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

     OHMEDA BUILDING
     ---------------

     On February 13, 1998, the Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado from Lincor Centennial Ltd., a Colorado limited partnership. The purchase price for the Ohmeda Building was $10,325,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs for a total cost of $10,347,955.

     The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

     Ohmeda is a medical supply firm based in Boulder, Colorado and is a worldwide leader in vascular access and haemodynamic monitoring for hospital patients. Ohmeda also has a special products division, which produces neonatal and other oxygen care products. Ohmeda recently extended an agreement with Hewlett-Packard to include co-marketing and promotion of combined Ohmeda/H-P neonatal products.

     The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building.
     The Fund IX-X-XI-REIT Joint Venture, as landlord, will be responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

     The lease contains an early termination cause that allows Ohmeda the right to terminate the lease, subject to certain conditions, on either January 31, 2001 or January 31, 2002. In order to exercise this early termination clause, Ohmeda must give the landlord notice on or before 5:00 p.m. MST, January 31, 2000, and said notice must identify which early termination date Ohmeda is exercising. If Ohmeda exercises its right to terminate on January 31, 2001, then Ohmeda must tender $753,388.13 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2002 for the tax year 2001 based on the most recent assessment information available on the early termination date. If Ohmeda exercises its right to terminate on January 31, 2002, then Ohmeda must tender $502,258.75 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2003 for the tax year 2002 based on the most recent assessment information available on the early termination date. At the present time, real property taxes relating to this property are approximately $135,500 per year. The payment of these amounts by Ohmeda for early termination must be made on or before the 180th day prior to the appropriate early termination date. If the amount of the real property taxes actually assessed is greater than the amount paid by Ohmeda on the early termination date, then Ohmeda shall pay the landlord the difference within thirty (30) days of the receipt of landlord's demand for said difference. If the amount of the real property taxes actually assessed is less than the amount paid by Ohmeda on the early termination date, then Ohmeda shall be entitled to a refund from the landlord of the difference within thirty (30) days of the landlord's receipt of the real property tax invoice for the appropriate tax year.

     For the additional information regarding the Ohmeda Building, refer to Supplement No. 2 dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. dated December 31, 1997, contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 8, 1998 (Commission File No. 333-7979).

     360 Interlocken Building
     ------------------------

     On March 20, 1998, the Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

     The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

     For additional information regarding the 360 Interlocken Building, refer to Supplement No. 2, dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P., dated December 31, 1997, contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 8, 1998 (Commission File No. 333-7979).

     LUCENT TECHNOLOGIES/OKLAHOMA CITY
     ---------------------------------

     On May 30, 1997, the Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276.

     Lucent Technologies, Inc., a world-wide leader in the telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing on January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installment of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

     For additional information regarding the Lucent Technologies Building, refer to Supplement No. 2, dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P., dated December 31, 1997, contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

(3)  Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the Advisor, for acquisition and advisory services and as reimbursements for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3 1/2% of the Shareholders' capital contributions. Acquisition and Advisory Fees paid as of June 30, 1998, amounted to $230,202 and represented approximately 3 1/2% of the Shareholders' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
     L.P., pays all the offering expenses for the Partnership.   The Company may
     be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of June 30, 1998, the Partnership had reimbursed the Company for $197,316 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(5)  Due To Affiliates
     -----------------

     Due to Affiliates consists of acquisition and advisory fees and expenses, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of June 30, 1998, the Partnership had sold 510,500 Class A Status Units and 147,220 Class B Status Units, held by a total of 886 and 52 Limited Partners respectively, for total Limited Partner contributions of $6,577,203. After payment of $230,202 in acquisition and advisory fees and expenses, payment of $822,150 in selling commissions and organization and offering expenses and investment of $2,482,810 in the Fund IX-X-XI-REIT Joint Venture, as of June 30, 1998, the Partnership was holding net offering proceeds of $3,042,041 available for investment in properties.

As of June 30, 1998, the properties owned by the Partnership were 91% occupied. Gross revenues of the Partnership of $88,609 for the six months ended June 30, 1998, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and equity in the joint venture. Expenses of the Partnership were $37,917 for the six months ended June 30, 1998, and consisted primarily of administrative expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on March 3, 1998, there is no comparative financial data available from the prior fiscal year.

Net income per weighted average unit for Class A Limited Partners was $0.18 for the three months ended June 30, 1998 and $0.22 for the six months ended June 30, 1998. Net loss per weighted average unit for Class B Limited Partners was $0.10 for both the three and six months ended June 30, 1998. Net loss of $73 was allocated to the General Partner.

Net increase in cash and cash equivalents is the result of raising $6,577,203 in Limited Partners' capital contributions before deducting commissions and offering costs and the investment of $2,482,810 in the joint venture.

No cash distributions were made to Limited Partners during the second quarter of 1998.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of June 30, 1998, the Partnership has reserved $3,042,041 for this purpose.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year

2000. Therefore, it is not anticipated that the year 2000 will have significant impact on the Partnership's operations.

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

Property Operations
-------------------

As of June 30, 1998, the Partnership owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                  Three Months Ended    Six Months Ended
                                                    June 30, 1998        June 30, 1998
                                                  ------------------    ----------------
Revenues:
  Rental income                                          $190,986             $381,972

Expenses:
  Depreciation                                             93,684              184,778
  Management & leasing expense                             24,906               50,188
  Other operating expenses                                  8,899               46,667
                                                         --------             --------
                                                          127,489              281,633
                                                         --------             --------
  Net income                                             $ 63,497             $100,339
                                                         ========             ========

Occupied %                                                     67%                  67%

Partnership's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                                  7.8%                 7.8%

Cash distribution to Partnership                         $  4,560             $  4,560

Net income allocated to Partnership                      $  2,100             $  2,100

The ABB Building is owned and operated by the Fund IX-X-XI-REIT Joint Venture. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, acquired its interest in this property on June 11, 1998.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. It is currently anticipated that the Wells Fund IX will contribute $63,235 and that Wells Fund X will contribute $65,000 to the remaining cost of approximately $128,235.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                          Three Months Ended     Five Months Ended
                                             June 30, 1998         June 30, 1998
                                          ------------------     -----------------
Revenues:
  Rental income                                   $254,939              $389,023

Expenses:
  Depreciation                                      81,576               135,960
  Management & leasing expense                      17,928                17,928
  Other operating expenses                             610                   (89)
                                                  --------              --------
                                                   100,114               153,799
                                                  --------              --------
  Net income                                      $154,825              $235,224
                                                  ========              ========

Occupied %                                             100%                  100%

Partnership's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                           7.8%                  7.8%

Cash distribution to Partnership                  $  6,210              $  6,210

Net income allocated to Partnership               $  4,188              $  4,188

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000, excluding acquisition costs. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, acquired an interest in this property on June 11, 1998.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                 Three Months Ended     Four Months Ended
                                                    June 30, 1998         June 30, 1998
                                                 ------------------     -----------------
Revenues:
  Rental income                                          $212,442               $238,575

Expenses:
  Depreciation                                             71,065                 94,639
  Management & leasing expense                             19,237                 19,237
  Other operating costs, net of reimbursements            (48,278)               (48,278)
                                                         --------               --------
                                                           42,024                 65,598
                                                         --------               --------
  Net income                                             $170,418               $172,977
                                                         ========               ========

Occupied %                                                    100%                   100%

Partnership's Ownership % in the Fund
  IX-X-XI-REIT Joint Venture                                  7.8%                   7.8%

Cash distribution to Partnership                         $  6,037               $  6,037

Net income allocated to Partnership                      $  4,864               $  4,864

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 tract of land located in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, acquired an interest in this property on June 11, 1998.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                 One Month Ended
                                                 --------------
                                                  June 30, 1998
                                                 --------------
Revenues:
 Rental income                                          $9,885

Expenses:
 Depreciation                                            4,382
                                                        ------
                                                         4,382
                                                        ------

Net income                                              $5,503
                                                        ======

Occupied %                                                 100%

Partnership's ownership % in the Fund
  IX-X-XI-REIT Joint Venture                               7.8%

Cash distributed to Partnership                         $9,929

Net income allocated to the Partnership                 $  429

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building.

Since the Lucent Technologies Building was purchased in June 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed by the Registrant during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND XI, L.P.
                                         (Registrant)


Dated: August 10, 1998                   By: /s/ Leo F. Wells, III
                                             ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President
                                         and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.