Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND XI L P
filed 1998-11-13
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    September 30, 1998              or
                                    -----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                       333-7979             (1933 Act)
                      ------------------------------------------------------

        Wells Real Estate Fund XI, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                               58-2250094
-------------------------------               -----------------
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia          30092
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___
    ----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund XI, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - September  30, 1998
                      and December 31, 1997.................................................................       3

                  Statement of Income for the Three and Nine Months
                      Ended September 30, 1998..............................................................       4

                  Statements of Partners' Capital for the Nine Months
                      Ended September 30, 1998..............................................................       5

                  Statements of Cash Flows for the Nine
                      Months Ended September  30, 1998......................................................       6

                  Condensed Notes to Financial Statements...................................................       7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...........................................      13

PART II.   OTHER INFORMATION................................................................................      22

                        WELLS REAL ESTATE FUND XI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                          Assets                    September 30,1998       December 31, 1997
                          ------                    -----------------       -----------------
Cash and cash equivalents                                $3,412,621                   $    600
Investment in Joint Venture (Note 2)                      4,993,318                          0
Deferred project costs (Note 3)                             179,552                          0
Deferred offering costs (Note 4)                            387,172                    194,020
Prepaid expenses and other assets                            15,000                          0
Due from affiliates                                          75,926                          0
                                                         ----------                   --------

            Total assets                                 $9,063,589                   $194,620
                                                         ==========                   ========


              Liabilities and Partners' Capital
              ---------------------------------

Liabilities:
   Accrued payables                                      $   32,940                   $      0
   Sales commissions payable                                 30,370                          0
   Due to affiliates (Note 5)                               398,302                    194,020
   Partnership distribution payable                          99,874                          0
                                                         ----------                   --------

            Total liabilities                               561,486                    194,020
                                                         ----------                   --------

Partners' capital:
 General partners                                                46                        500
 Original limited partner                                       100                        100
 Limited partners:
   Class A - 773,851 Units outstanding
      at September 30, 1998                               6,785,989                          0
   Class B - 201,249 Units outstanding
      at September 30, 1998                               1,715,968                          0
                                                         ----------                   --------

            Total partners' capital                       8,502,103                        600
                                                         ----------                   --------

            Total liabilities and partners' capital      $9,063,589                   $194,620
                                                         ==========                   ========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                         Three Months Ended      Nine Months Ended
                                                         ------------------      ------------------
                                                         September 30, 1998      September 30, 1998
                                                         ------------------      ------------------
Revenues:
  Equity in income of joint ventures                              $ 41,088                 $ 52,669
  Interest income                                                   (2,640)                  74,388
                                                         ------------------      ------------------
                                                                    38,448                  127,057
Expenses:
  Legal and accounting                                               9,770                   32,784
  Computer costs                                                     1,170                    1,867
  Printing and notebooks                                             1,151                    5,743
  Administrative salaries                                            6,109                   10,841
  Office expense                                                       994                    2,801
  Postage                                                              256                      986
  Other                                                                435                    2,780
                                                         ------------------      ------------------
                                                                    19,885                   57,802
                                                         ------------------      ------------------

  Net income                                                      $ 18,563                 $ 69,255
                                                         ==================      ==================

Net loss allocated to General Partners                            $   (381)                $   (454)

Net income allocated to Class A Limited Partners                  $ 56,719                 $114,666

Net loss allocated to Class B Limited Partners                    $(37,775)                $(44,957)

Net income per weighted average
 Class A Limited Partner Unit                                     $    .14                 $    .36

Net loss per weighted average
 Class B Limited Partner Unit                                     $   (.43)                $   (.53)

Cash distribution per Class A Limited Partner Unit                $    .15                 $    .15

                        WELLS REAL ESTATE FUND XI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                                          LIMITED PARTNERS                              TOTAL
                                            --------------------------------------------
                                                   CLASS A                CLASS B          GENERAL    PARTNERS'
                                            ---------------------  ---------------------
                                  ORIGINAL   UNITS     AMOUNTS      UNITS     AMOUNTS     PARTNERS     CAPITAL
                                  --------  -------  ------------  -------  ------------  ---------  ------------
BALANCE,
   DECEMBER 31, 1997                  $100        -   $        -         -   $        -      $ 500    $      600

   Limited partner contributions         -  773,851    7,738,512   201,249    2,012,486          -     9,750,998
   Net income                            -        -      114,666         -      (44,957)      (454)       69,255
  Partnership distributions              -        -      (99,874)        -            -          -       (99,874)
   Sales commissions                     -        -     (706,968)        -     (191,186)         -      (898,154)
   Other offering expenses               -        -     (260,347)        -      (60,375)         -      (320,722)
                                      ----  -------   ----------   -------   ----------      -----    ----------

BALANCE,
   SEPTEMBER 30, 1998                 $100  773,851   $6,785,989   201,249   $1,715,968      $  46    $8,502,103
                                      ====  =======   ==========   =======   ==========      =====    ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS


                                                               Nine Months Ended
                                                               -----------------
                                                              September  30, 1998
                                                              -------------------
Cash flows from operating activities:
  Net income                                                        $    69,255
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Equity in earnings of joint venture                              (52,669)
       Changes in assets and liabilities:
            Increase in accounts receivables                            (10,000)
            Increase in prepaid expenses and other
             assets                                                      (5,000)
            Increase due to affiliates                                   44,070
                                                                    -----------

    Net cash provided by operating activities                            45,656
                                                                    -----------

Cash flow from investing activities:
  Distributions received from joint ventures                             26,736
  Deferred project costs                                               (341,285)
  Investment in joint venture                                        (4,881,577)
                                                                    -----------

    Net cash used in investing activities                            (5,196,126)
                                                                    -----------

Cash flow from financing activities:
  Limited partners' contributions                                     9,750,998
  Sales commissions                                                    (895,976)
  Offering costs                                                       (292,530)
                                                                    -----------
    Net cash provided by financing activities                         8,562,492
                                                                    -----------

Net increase in cash and cash equivalents                             3,412,022

Cash and cash equivalents, beginning of year                                600
                                                                    -----------

Cash and cash equivalents, end of period                            $ 3,412,622
                                                                    ===========

Supplemental disclosure of noncash investing activities:
  Deferred project costs applied to joint venture property          $   161,734
                                                                    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                              September 30, 1998

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

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of September 30, 1998 the Partnership had sold 773,851 Class A Status Units, and 201,249 Class B Status Units, held by a total of 1008 and 64 Limited Partners, respectively, for total Limited Partner capital contributions of $9,750,998. After payment of $341,285 in acquisition and advisory fees and acquisition expenses, payment of $1,218,875 in selling commissions and organization and offering expenses, the investment of $2,482,810 in the Fund IX-X-XI-REIT Joint Venture, and the investment of $2,398,767 in the Fund X-XI Joint Venture, as of September 30, 1998, the Partnership was holding net offering proceeds of $3,309,261 available for investment in properties.

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

(2)  Investments in Joint Venture
     ----------------------------

     The Partnership owns interest in six office buildings through its ownership in two joint ventures. The Partnership does not have control over the operations of these two joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.

     The following describes additional information about the properties in which the Partnership owns an interest as of September 30, 1998:

     FUND IX-X-XI-REIT JOINT VENTURE
     -------------------------------

     On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"), a joint venture between Wells Real Estate Fund IX, L.P. ("Wells Fund IX") and Wells Real Estate Fund X, L.P. ("Wells Fund X"), Georgia public limited partnerships, was amended and restated to admit the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner. Wells Fund IX, Wells Fund X, Wells OP and the Wells REIT are all Affiliates of the Partnership and its General Partners.

     The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties:
     (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

     As of September 30, 1998, the Partnership had contributed $2,482,810 and held an approximate 6.7% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of September 30, 1998, Wells Fund IX held an approximate 39.8% equity interest, Wells Fund X held an approximate 49.7% equity interest, and Wells OP held an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     IOMEGA BUILDING
     ---------------

     On July 1, 1998, Wells Fund X contributed a single story warehouse and office building with 108,000 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X for the Iomega Building on April 1, 1998.

     The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     WELLS/ORANGE COUNTY JOINT VENTURE
     ---------------------------------

     Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development Corporation ("Wells Development") a Georgia corporation. On July 31, 1998, the Cort Joint Venture acquired the Cort Furniture Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Cort Joint Venture used the $1,668,000 aggregate capital contributions described below to partially fund the purchase of the Cort Furniture Building. The Cort Joint Venture also obtained a loan in the amount of $4,875,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Cort Furniture Building (the "Cort Loan"). On September 1, 1998, Fund X and XI Associates, a joint venture between the Partnership and Wells Fund X acquired an interest in the Cort Joint Venture from Wells Development .

     The Cort Furniture Building is a 52,000-square-foot warehouse and office building located in Fountain Valley, California. The building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

     The Partnership entered into a Joint Venture Agreement with Wells Fund X known as Fund X and XI Associates ("Fund X-XI Joint Venture") for the purpose of the acquisition, ownership, leasing, operation, sale, and management of real properties and interests in real properties, including but not limited to, the acquisition of equity interest in the Cort Joint Venture.

     On July 30, 1998, the Fund X-XI Joint Venture entered into the Agreement for the Purchase and Sale of Joint Venture Interest (the "Cort JV Contract") with Wells Development. Pursuant to the Cort JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Furniture Building. Wells Fund X, Wells OP and Wells Development are all affiliates of the Partnership and the General Partners.

     At the time of entering into the Cort JV Contract, the Fund X-XI Joint Venture paid $1,500,000 to Wells Development as an earnest money deposit (the "Cort Earnest Money"). Wells Fund X and the Partnership each contributed $750,000 of the Cort Earnest Money as capital contribution to the Fund X-XI Joint Venture. Wells Development contributed the Cort Earnest Money it received from the Fund X-XI Joint Venture to the Cort Joint Venture as its initial capital contribution, and Wells OP simultaneously contributed $168,000 to the Cort Joint Venture as its initial capital contribution.

     On September 1, 1998, Wells Fund X and the Partnership contributed an additional $1,546,233 and $648,767, respectively, to the Fund X-XI Joint Venture, and these aggregate proceeds of $2,195,000 were contributed to the Cort Joint Venture. Wells OP contributed an additional $2,702,982. These proceeds were used to pay off the Cort Loan. As of September 30, 1998, the Partnership had made total capital contributions of $2,398,767 to the Fund X-XI Joint Venture and held and approximate 42.1% equity percentage interest in the Fund X-XI Joint Venture, while Wells Fund X had made capital contributions of $3,296,233 and held an approximate 57.9% equity percentage interest in the Fund X-XI Joint Venture. As of September 30, 1998, the Fund X-XI Joint Venture had made total capital contributions of $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture, while Wells OP had contributed $2,870,982 and held an approximate 44% equity percentage interest in the Cort Joint Venture. Accordingly, as of September 30, 1998, the Partnership, through its interest in the Fund X-XI Joint Venture, owned an approximate 21% equity interest in the Cort Joint Venture.

     WELLS/FREMONT JOINT VENTURE
     ---------------------------

     On July 15, 1998, the Wells/Fremont Joint Venture was formed. Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424-square-foot warehouse and office building located in Fremont, California, for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Fremont Joint Venture used the $2,995,480 aggregate capital contributions described below to partially fund the purchase of the Fairchild Building. The Fremont Joint Venture also obtained a loan in the amount of $5,960,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Fairchild Building (the "Fairchild Loan"). The Fairchild Loan had a one year term matuing on July 21, 1999. The interest rate on the Fairchild Loan is a variable rate per annum equal to the LIBOR Rate for a 30-day period plus 220 basis points.

     The Fairchild Building is 100% occupied by one tenant with a seven-year lease term that commenced on December 1, 1997 (with an early possession date of October 1, 1997) and expires on November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building. Prior to October 1, 1997, the building was unoccupied and all operating expenses were paid by the former owner of the Fairchild Building.

     On July 17, 1998, the Fund X-XI Joint Venture entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development. Pursuant to the Fremont JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Fremont Joint Venture (the "Fremont JV Interest") which at closing, will result in the Fund X-XI Joint Venture becoming a joint venture partner with Wells OP in the ownership of the Fairchild Building. At the time of the entering into the Fremont JV Contract, the Fund X-XI Joint Venture delivered $2,000,000 to Wells Development as an earnest money deposit (the "Fremont Earnest Money"); the Partnership contributed $1,000,000 of the Fremont Earnest Money as a capital contribution to the Fund X-XI Joint Venture and; and Wells Fund X contributed $1,000,000 of the Fremont Earnest Money as capital contribution to the Fund X-XI Joint Venture. Wells Development contributed the Fremont Earnest Money it received from the Fund X-XI Joint Venture to the Fremont Joint Venture as its initial capital contribution. Wells OP has contributed $5,273,000 to the Fremont Joint Venture as capital contribution as of September 30, 1998. As of September 30, 1998, Wells OP held an approximate 73% equity percentage interest and Wells Development held an approximate 27% equity percentage interest in the Fremont Joint Venture.

(3)  Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the General Partner of Wells Partners, L.P., for acquisition and advisory services and as reimbursement for acquisition expenses. These payments, as provided in the Partnership Agreement, may not exceed 3-1/2% of Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of September 30, 1998, amounted to $341,285 and represented approximately 3-1/2% of Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all offering expenses on behalf of the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of September 30, 1998, the Partnership had reimbursed the Company for $292,530 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(5)  Due to Affiliates
     -----------------

     Due to Affiliates consists of Acquisition and Advisory Fees and Acquisition Expenses deferred offering costs and other operating expenses paid by the Company on behalf of the Partnership.

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

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of September 30, 1998, the Partnership had sold 773,851 Class A Status Units and 201,249 Class B Status Units, held by a total of 1008 and 64 Limited Partners respectively, for total Limited Partner contributions of $9,750,998. After payment of $341,285 in acquisition and advisory fees and expenses, payment of $1,218,875 in selling commissions and organization and offering expenses, the investment of $2,482,810 in the Fund IX-X-XI-REIT Joint Venture, and the investment of $2,398,767 in the Fund X-XI Joint Venture, as of September 30, 1998 the Partnership was holding net offering proceeds of $3,309,261 available for investment in properties.

As of September 30, 1998, the properties owned by the Partnership were 99% occupied. Gross revenues of the Partnership of $127,057 for the nine months ended September 30, 1998, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and equity in the joint venture. Expenses of the Partnership were $57,802 for the nine months ended September 30, 1998, and consisted primarily of administrative and legal expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on March 3, 1998, there is no comparative financial data available from the prior fiscal year.

Net income per weighted average unit for Class A Limited Partners was $0.14 for the three months ended September 30, 1998 and $0.36 for the nine months ended September 30, 1998. Net loss per weighted average unit for Class B Limited Partners was $0.43 for the three months ended September 30, 1998 and $0.53 net loss for the nine months ended September 30, 1998. Net loss of $454 was allocated to the General Partner.

Net increase in cash and cash equivalents is the result of raising $9,750,998 in Limited Partners' capital contributions before deducting commissions and offering costs and the investment of $4,881,577 in the joint venture.

Cash distributions of $0.15 per weighted average unit were paid to Class A Limited Partners for three months ended September 30, 1998, while no cash distributions were paid to Class B Limited Partners.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of September 30, 1998, the Partnership has reserved $3,309,261 for this purpose.

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

Property Operations
-------------------

As of September 30, 1998, the Partnership owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                            Three Months Ended     Nine Months Ended
                                                                              Sept. 30, 1998        Sept. 30, 1998
                                                                            -------------------  ----------------------
Revenues:
  Rental income                                                                 $  208,370       $   590,342
  Interest income                                                                    6,000             6,000
                                                                                ----------       -----------
                                                                                   214,370           596,342
                                                                               -----------       -----------
Expenses:
  Depreciation                                                                     120,433           305,211
  Management & leasing expense                                                      25,577            75,765
  Other operating expenses, net of reimbursements                                    3,050            49,717
                                                                                ----------       -----------
                                                                                   149,060           430,693
                                                                                ----------       -----------

  Net income                                                                    $   65,310       $   165,649
                                                                                ==========       ===========

Occupied %                                                                              95%               95%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture                       6.7%              6.7%

Cash distribution to Partnership                                                $    12,545      $     17,105

Net income allocated to Partnership                                             $     4,388      $      6,488

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 95%.

It is currently anticipated that the total cost to complete the project will be approximately $7,900,000. It is currently anticipated that Wells Fund IX will contribute approximately $80,000 of the remaining cost to complete the building.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                                    Three Months Ended     Eight Months Ended
                                                                                      Sept. 30, 1998         Sept. 30, 1998
                                                                                    -------------------    -------------------
Revenues:
  Rental income                                                                     $     254,940            $       643,963
                                                                                    -------------            ---------------
Expenses:
  Depreciation                                                                             81,576                    217,536
  Management & leasing expense                                                             11,618                     29,546
  Other operating expenses, net of reimbursements                                           1,171                      1,082
                                                                                    -------------            ---------------
                                                                                           94,365                    248,164
                                                                                    -------------            ---------------
  Net income                                                                        $     160,575            $       395,799
                                                                                    =============            ===============

Occupied %                                                                                    100%                      100%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture                              6.7%                      6.7%

Cash distribution to Partnership                                                    $       16,012           $        22,222

Net income allocated to Partnership                                                 $       10,787           $        14,975

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000, excluding acquisition costs. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, the Company acquired an interest in this property on June 11, 1998.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------


                                                                     Three Months Ended     Seven Months Ended
                                                                       Sept. 30, 1998         Sept. 30, 1998
                                                                     -------------------  ----------------------
Revenues:
  Rental income                                                          $   215,289            $  453,864
                                                                         -----------            ----------
Expenses:
  Depreciation                                                                71,793               166,432
  Management & leasing expense                                                18,086                37,323
  Other operating expenses, net of reimbursements                             (7,850)              (56,128)
                                                                         -----------            ----------
                                                                              82,029               147,627
                                                                         -----------            ----------
  Net income                                                             $   133,260            $  306,237
                                                                         ===========            ==========

Occupied %                                                                       100%                 100%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture                 6.7%                 6.7%

Cash distribution to Partnership                                         $     13,178           $   19,215

Net income allocated to Partnership                                      $      8,950           $   13,814

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

Other operating expenses are negative due to tenant reimbursements being greater than operating expenses. Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                              Three Months Ended     Four Months Ended
                                                                 Sept 30, 1998         Sept 30, 1998
                                                              -------------------  ----------------------
Revenues:

  Rental income                                                      $133,600             $143,485
                                                                     --------             --------
Expenses:
  Depreciation                                                         51,514               55,896
  Management & leasing expenses                                         5,084                5,084
  Operating costs, net of reimbursements                                7,584                7,584
                                                                     --------             --------
                                                                       64,182               68,564
                                                                     --------             --------
  Net income                                                         $ 69,418             $ 74,921
                                                                     ========             ========

Occupied %                                                                100%                 100%

Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture            6.7%                 6.7%

Cash distributed to Partnership                                      $  7,685             $ 17,614

Net Income allocated to the Partnership                              $  4,664             $  5,093

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

Wells/Cort Joint Venture
------------------------

                                                               Two Months Ended
                                                        ------------------------------
                                                                 Sept. 30, 1998
                                                        ------------------------------
Revenues:
      Rental income                                                $133,857

Expenses:
      Depreciation                                                   45,288
      Management & leasing expenses                                   5,144
      Operating costs, net of reimbursements                         29,700
                                                                   --------
                                                                     80,132
                                                                   --------

Net income                                                         $ 53,725
                                                                   ========

Occupied %                                                              100%

Partnership's ownership %                                              21.2%

Cash distributed to the Partnership                                $ 19,051

Net income allocated to the Partnership                            $  7,664


On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisition costs.

The building is 100% leased by Cort Furniture Rental Corporation with a lease expiration of October 31, 2003.

Since the Cort Building was purchased in July 1998, comparable income and expense figures for the prior year are not available.

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                                Three Months Ended         Six Months Ended
                                                September 30, 1998        September 30, 1998
                                                -------------------       ------------------
Revenues:
  Rental income                                        $126,666                    $246,666
                                                       --------                    --------

Expenses:
  Depreciation                                           48,594                      97,578
  Management & leasing expenses                           5,596                      11,199
  Operating costs, net of reimbursements                  3,526                       5,731
                                                       --------                    --------
                                                         57,716                     114,508
                                                       --------                    --------
  Net income                                           $ 68,950                    $132,158
                                                       ========                    ========

Occupied %                                                  100%                        100%

Partnership's ownership %                                   6.7%                        6.7%

Cash distributed to Partnership                        $  7,449                    $  7,449

Net Income allocated to the Partnership                $  4,632                    $  4,632

On April 1, 1998, Wells Fund X acquired a single story warehouse and office building containing approximately 100,000 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distributions from this property as of July 1, 1998.

The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are not available.

The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). During the third quarter of 1998, the Registrant filed a Current Report on Form 8-K dated September 1, 1998, describing the acquisition of an interest in the Cort Joint Venture by the Wells Fund X-XI Joint Venture

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND XI, L.P.
                           (Registrant)


Dated: November 10, 1998   By: /s/ Leo F. Wells, III
                               ----------------------------------
                           Leo F. Wells, III, as Individual General
                           Partner and as President
                           and Chief Financial Officer of Wells Capital,
                           Inc., the General Partner of Wells Partners, L.P.