Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND XI L P
filed 1999-03-30
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

               For the fiscal year ended    December 31, 1998 or
                                         -------------------------

   [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                        to
                               ----------------------    ----------------------

                  Commission file number  333-7979 (1933 Act)
                                         ---------------------

                        Wells Real Estate Fund XI L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                     58-2250093
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                                       30092
------------------------                                              ----------
(Address of principal executive offices)                              (Zip Code)

      Registrant's telephone number, including area code  (770) 449-7800
                                                         ----------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class            Name of exchange on which registered
          -------------------            ------------------------------------
                 NONE                                    NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

                                     None
                               ----------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Aggregate market value of the voting stock
held by non-affiliates:  Not Applicable
                        ----------------

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

General

Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as General Partners. The Partnership was formed on June 20, 1996, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of December 31, 1998 the Partnership had sold 1,302,942 Class A Status Units, and 350,338 Class B Status Units, held by a total of 1,250 and 95 Limited Partners respectively, for total Limited Partner capital contributions of $16,532,802. After payment of $578,648 in acquisition and advisory fees and expenses, payment of $2,066,600 in selling commissions and organization and offering expenses, the investment of $2,482,810 in the Fund IX-X-XI-REIT Joint Venture, and the investment of $2,398,767 in the Fund X-XI Joint Venture, as of December 31, 1998, the Partnership was holding net offering proceeds of $9,005,977 available for investment in properties.

The Partnership owns interest in properties through equity ownership in the following joint ventures: (i) Fund IX-X-XI-REIT Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund IX, Wells Real Estate Fund X and Wells Real Estate Investment Trust, Inc., (the "Fund IX-X-XI-REIT Joint Venture), and (ii) Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-Fund XI Joint Venture")

As of December 31, 1998 the Partnership owned interest in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building) which is owned by the Fund IX-Fund X Joint Venture; (ii) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building") which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Fund X and XI Associates and (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building") which is owned by the Fund X and XI Associates.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on the results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interest in seven office buildings through its ownership in two joint ventures. The Partnership does not have control over the operations of these two joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded using the equity method.
As of December 31, 1998, these properties were 100% occupied. As of December 31, 1998, the Partnership was holding approximately $9,005,977 to invest in properties.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination right

                                                                 Partnerships
Year of         Number of                       Annualized         Share of           Percentage of      Percentage of
Lease            Leases           Square        Gross Base        Annualized          Total Square      Total Annualized
Expiration      Expiring      Feet Expiring       Rent(1)      Gross Base Rent(1)     Feet Expiring        Base Rent
----------      ---------     -------------     ----------     ------------------     -------------     ----------------
1999                1             23,490          236,748            15,860                4.6%                4.2%
2000                -                  -                -                 -                  -                   -
2001                2             20,739          328,620            22,015                4.0%                5.8%
2002                3             12,606          256,980            17,216                2.4%                4.5%
2003(2)             2             69,146        1,072,828            18,577               13.5%               18.9%
2004(3)             1             58,424          902,946           101,563               11.4%               15.9%
2005(4)             1            106,750        1,027,320            68,822               20.9%               18.1%
2006(5)             1            108,250          497,892            33,355               21.2%                8.8%
2007(6)             1             55,000          764,364            51,206               10.8%                3.5%
2008(7)             1             57,186          583,020            39,058               11.2%               10.3%
                   --            -------        ---------           -------              -----               -----
                   13            511,591        5,670,718           367,672              100.0%              100.0%
-------------

(1)  Average monthly gross rent over life of the lease, annualized.
(1)  Expiration of Cort Furniture lease, Fountain Valley, California
(1)  Expiration of Fairchild lease, Fremont, California
(1)  Expiration of Ohmeda lease, Louisville, Colorado
(1)  Expiration of Iomega lease, Ogden, Utah
(1)  Expiration of ABB lease, Knoxville, Tennessee.
(1)  Expiration of Lucent Technologies lease, Oklahoma City, Oklahoma

The following describes additional information about the properties in which the Partnership owns interests at December 31, 1998:

Fund IX-X-XI-REIT Joint Venture
-------------------------------

On June 11, 1998, Fund IX and Fund X Associates (the "Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund IX and ("Wells Fund IX"), a Georgia public limited partnership, was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P. ("Wells OP), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner. Wells Fund IX, Wells Fund X, Wells OP and the Wells REIT are all Affiliates of the Partnership and its General Partners.

The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1,

1998, the Fund X contributed the Iomega Building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

As of December 31, 1998, Fund X had contributed $2,482,810 and held an approximate 6.7% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December,31, 1998 Wells Fund IX had an approximate 39.8% equity interest, Wells Fund X had an approximate 49.7% equity interest, and Wells OP had an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture.

The ABB Building
----------------

On March 20, 1997, the Joint Venture began construction on a three-story office building containing approximately 83,885 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee.

ABB Environmental Systems, a subsidiary of ABB, Inc., has executed its lease space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December, 1997. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the remaining cost to complete this project which includes the final buildout of remaining space will be approximately
$170,000, which it is anticipated will be contributed by Wells Fund IX.   The
average effective annual rental per square foot at the ABB Building was $9.97 for 1998 and $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 95% for 1998 and 67% for 1997.

For additional information regarding the ABB Building, refer to Supplement No.2 dated June 30, 1998 to the Prospectus of Wells Real Estate Fund XI, L.P. contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

Ohmeda Building
---------------

On February 13, 1998, the Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs for a total cost of $10,347,955.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

The average effective annual rental per square foot at the Ohmeda Building was $9.62, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Ohmeda Building, refer to Supplement No. 2 dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

360 Interlocken Building
------------------------

On March 20, 1998 the Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000 excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

The average effective annual rental per square foot at the 360 Interlocken Building was $16.31 the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the 360 Interlocken Building, refer to Supplement No. 2 dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. contained in Post-Effective Amendment No 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

Lucent Technologies Building
----------------------------

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

Lucent Technologies, a world-wide leader in telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

The average effective annual rental per square foot at the Lucent Technologies Building was $9.69, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Lucent Technologies Building, refer to Supplement No. 2 dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI. L.P. contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

Iomega Building
---------------

On July 1, 1998, the Partnership contributed a single story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by the Partnership for the Iomega Building on April 1, 1998.

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

The average effective annual rental per square foot at the Iomega Building was $4.60, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Iomega Building, refer to Supplement No. 2 dated June 30, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. contained in Post-Effective Amendment No. 6 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on July 9, 1998 (Commission File No. 333-7979).

Fund X-XI Joint Venture
-----------------------

On July 17, 1998 the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-XI Joint Venture). The investment objectives of Wells Fund X and substantially identical to those of the Partnership. As of December 31, 1998 the Partnership had contributed $4,881,577 and Wells Fund X had contributed $5,920,896 for total contributions of $10,802,473 to the Fund X-Fund XI Joint Venture. At this time, the Partnership's equity interest in the Fund X-Fund XI Joint Venture is approximately 45% and Wells Fund X's equity interest in the Fund X-Fund XI Joint Venture is approximately 55%.

Wells/Fremont Joint Venture -- Fairchild Building
-----------------------------------------------

On July 15, 1998, Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development is an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot warehouse and office building located in Fremont, California (the "Fairchild Building"), for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Fremont Joint Venture used the $2,995,480 aggregate capital contributions described below to partially fund the purchase of the Fairchild Building. The Fremont Joint Venture also obtained a loan in the amount of $5,960,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Fairchild Building (the "Fairchild Loan"). The Fairchild Loan had a one year term maturing on July 21, 1999. The interest rate on the Fairchild Loan is a variable rate per annum equal to the LIBOR Rate for a 30-day period plus 220 basis points.

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

On July 17,1998 a joint venture between the Partnership and Wells Fund X (the "Fund X-XI Joint Venture") entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development. Pursuant to the Fremont JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Fremont Joint Venture (the "Fremont JV Interest"). At the time of the entering into the Fremont JV Contract, the Fund X-XI Joint Venture delivered $2,000,000 to Wells Development as an earnest money deposit (the "Fremont Earnest Money") Wells Development contributed the Fremont Earnest Money it received from the Fund X-XI Joint Venture to the Fremont Joint Venture as its initial capital contribution.

On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture Contract and purchased Wells Development's interest in the Fremont Joint Venture and became a joint venture partner with Wells OP in the ownership of the Fairchild Building.

On October 6, 1998, Wells OP contributed an additional $6,983,110 to the Fremont Joint Venture. These proceeds were used to pay off the Fremont Loan. As of December 31, 1998, Wells OP held an approximate 78% equity percentage interest in the Fremont Joint Venture, and Fund X-XI Joint Venture held an approximate 22% equity percentage interest in the Fremont Joint Venture. As of December 31, 1998, the Partnership had made capital contributions of $2,398,767 and held an approximate 48% equity percentage interest in the Fund X-XI Joint Venture and, accordingly, held an approximate 11.25% equity percentage interest in the Fairchild Building.

The average effective annual rental per square foot at the Fairchild Building was $8.46, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Fairchild Building, refer to supplement No. 3 dated August 12, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. contained in Post-Effective Amendment No. 7 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on August 14, 1998 (Commission File No. 333-
7979).

Wells/Orange County Joint Venture
---------------------------------

In July 1998, Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development
Corporation.   On July 31, 1998, the Cort Joint Venture acquired the Cort
Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Cort Joint Venture used the $1,668,000 aggregate capital contributions described below to partially fund the purchase of the Cort Building. The Cort Joint Venture also obtained a loan in the amount of $4,875,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Cort Furniture Building (the "Cort Loan").

The Cort Building is a 52,000-square-foot warehouse and office building located in Fountain Valley California. The building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

On July 30, 1998, the Fund X-XI Joint Venture entered into the Agreement for the Purchase and Sale of Joint Venture Interest (the "Cort JV Contract") with Wells Development. Pursuant to the Cort JV Contract, the Fund X-XI Joint Venture contracted to acquire Wells Development's interest in the Cort Joint Venture. At the time of entering into the Cort JV Contract, the Fund X-XI Joint Venture paid $1,500,000 to Wells Development as an earnest money deposit (the "Cort Earnest Money"). Wells Development contributed the Cort Earnest Money it received from Fund X-XI Joint Venture to the Cort Joint Venture as its initial capital contribution, and Wells OP simultaneously contributed $168,000 to the Cort Joint Venture as its initial capital contribution. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Furniture Building.

On September 1, 1998, Wells Fund X and the Partnership contributed an additional $1,546,233 and $648,767, respectively, to the Fund X-XI Joint Venture, and these aggregate proceeds of $2,195,000 were contributed to the Cort Joint Venture. Wells OP contributed an additional $2,702,982 to the Cort Joint Venture. These proceeds were used to pay off the Cort Loan.

As of December 31, 1998, the Wells Operating Partnership had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture had contributed $3,695,00 and held an approximate 56% equity percentage interest in the Cort Joint Venture. As of December 31, 1998, the Partnership had made capital contributions of $ 2,398,767 and held an approximate 48% equity percentage interest in the Fund X-XI Joint Venture and, accordingly, held an approximate 11.25% equity percentage interest in the Cort Building.

The average effective annual rental per square foot at the Cort Building was $15.30, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

For additional information regarding the Cort Building, refer to Supplement No. 3 dated August 12, 1998, to the Prospectus of Wells Real Estate Fund XI, L.P. contained in Post-Effective Amendment No. 7 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on August 14, 1998 (Commission File No. 333-7979).


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on December 30, 1998, at which time the Partnership had 1,302,942 outstanding Class A Status Units held by a total of 1,250 Limited Partners and 350,338 outstanding Class B Status Units held by a total of 95 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1998.

Cash available to distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 1998 and were as follows:


                       Per Class A Status Unit
                      -------------------------
Distribution for      Total Cash     Investment    Return of    General
Quarter Ended         Distributed      Income       Capital     Partner
------------------    -----------    ----------    ---------    -------
March 31, 1998         $      0         $   0        $0.00       $0.00
June 30, 1998          $      0         $   0        $0.00       $0.00
September 30, 1998     $ 99,874         $0.15        $0.00       $0.00
December 31, 1998      $141,007         $0.15        $0.00       $0.00

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to Limited Partners until February, 1999. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following sets forth a summary of the selected financial data for the ten months ended December 31, 1998.

                                                          1998
                                                      -----------
         Total assets                                 $14,844,515
         Total revenues                                   262,729
         Net income                                       143,295
         Net loss allocated
           to General Partners                               (500)
         Net income allocated to
           Class A Limited Partners                       254,862
         Net loss allocated to
           Class B Limited Partners                      (111,067)
         Net income per weighted
          average (1) Class A
          Limited Partner Unit                                .50
         Net loss per weighted
          average (1) Class B
          Limited Partner Unit                              (0.77)
         Cash Distributions per
           weighted average (1)
           Class A Limited Partner Unit:
             Investment Income                               0.30
             Return of Capital                               0.00
------------
(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of December 31, 1998, the Partnership had sold 1,302,942 Class A Status Units and 350,338 Class B Status Units, held by a total of 1,250 Class A and 95 Class B Limited Partners, for total Limited Partner contributions of $16,532,802. After payment of $578,648 in acquisition and advisory fees and expenses, payment of $2,066,600 in selling commissions and organization and offering expenses, the investment of $2,483,810 in the Fund IX-X-XI-REIT Joint Venture, and the investment of $2,398,767 in the Fund X-XI Joint Venture, as of December 31, 1998, the Partnership was holding net offering proceeds of $9,005,977 available for investment in properties.

It is anticipated that an additional investment in the Fund IX-X-XI-REIT Joint Venture of approximately $170,000 will required to complete the ABB Property and this investment will be contributed by Wells Fund IX.

Gross revenues of the Partnership of $262,729 for the year ended December 31, 1998, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures, and equity in earnings of joint ventures

Expenses of the Partnership were $119,434 for the year ended December 31, 1998, and consisted primarily of legal, accounting, and partnership administrative costs. Net income of the Partnership was $143,295 for the year ended December 31, 1998. Net income allocated per weighted average unit to Class A Limited Partners was $0.20; net loss allocated per weighted average unit to Class B Limited Partners was $.32; and net loss allocated to General Partners was $500 for the year ended December 3, 1998.

Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on March 3, 1998, there is no comparative financial data available from the prior fiscal year.

Property Operations
-------------------

As of December 31, 1998, the Partnership owned interests in the following operational properties:

The ABB Building - Fund IX-X-XI-REIT Joint Venture
--------------------------------------------------

                                                  Year Ended         One Month Ended
                                              December 31, 1998     December 31, 1997
                                              -----------------     -----------------
Revenues:
  Rental income                                    $836,746              $ 28,512
  Interest income                                    20,192                     0
                                                   --------              --------
                                                    856,938                28,512
                                                   --------              --------
Expenses:
  Depreciation                                      475,020                36,863
  Management & leasing expenses                     107,338                 1,711
  Operating costs, net of
     reimbursements                                 (40,641)               10,118
                                                   --------              --------
                                                    541,717                48,692
                                                   --------              --------
Net income (loss)                                  $315,221              $(20,180)
                                                   ========              ========
Occupied %                                               95%                   67%

Partnership's Ownership % in the Fund
 IX-X-XI-REIT Joint Venture                             6.7%

Cash Distributions to Partnership                  $ 36,360

Net income (loss) allocated to Partnership         $ 16,508

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In additions to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 95%.

It is currently anticipated that the total cost of the project upon completion will be approximately $7,900,000. It is currently anticipated that Wells Fund IX will contribute approximately $170,000 to complete the building.

Since the ABB Building was opened in December 1997, comparative income and expense figures for 1997 are only available for a one month period. Other operating expenses are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement.

The ABB Building incurred property taxes of $36,771 for 1998.

The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June 1998.

For comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                                                        Nine Months Ended
                                                                        December 31, 1998
                                                                        -----------------
Revenues:
  Rental income                                                             $373,420
                                                                            --------
Expenses:
  Depreciation                                                               145,975
  Management & leasing expenses                                               16,808
  Other operating expenses, net of reimbursements                             (4,579)
                                                                            --------
                                                                             158,204
                                                                            --------
  Net income                                                                $215,216
                                                                            ========

Occupied %                                                                       100%

Partnership's ownership % in the                                                 6.7%
  Fund IX-X-XI-EIT Joint Venture
Cash distribution to the Partnership                                        $ 15,803
Net income allocated to the Partnership                                     $ 10,197

On April 1, 1998, the Wells Fund X acquired a two story office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land located in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the prior year are not available. Other operating expenses are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement.

The Iomega Building incurred property taxes of $44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                      Seven Months Ended
                                                                      December 31, 1998
                                                                      ------------------
Revenues:
  Rental income                                                             $291,508
                                                                            --------
Expenses:
  Depreciation                                                               106,871
  Management & leasing expenses                                               11,281
  Operating costs, net of reimbursements                                       9,883
                                                                            --------
                                                                             128,035
                                                                            --------
  Net income                                                                $163,473
                                                                            ========

Occupied %                                                                       100%

Partnership's ownership % in the Fund IX-X-XI-REIT Joint                         6.7%
 Venture
Cash distributions to Partnership                                           $ 26,677
Net Income allocated to the Partnership                                     $ 11,025

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI REIT Joint Venture in June 1998, comparable income and expense figures for the prior year are not available.

For Comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                       Ten Months Ended
                                                                       December 31, 1998
                                                                       -----------------
Revenues:
  Rental income                                                             $655,405
  Interest Income                                                                246
                                                                            --------
                                                                             655,651
                                                                            --------
Expenses:
  Depreciation                                                              $238,299
  Management & leasing expense                                                55,130
  Other operating expenses, net of reimbursements                            (65,654)
                                                                            --------
                                                                             227,775
                                                                            --------

  Net income                                                                $427,876
                                                                            ========

Occupied %                                                                       100%

Partnership's Ownership % in the Fund IX-X-XI-REIT
   Joint Venture                                                                 6.7%

Cash distribution to Partnership                                            $ 31,653

Net income allocated to Partnership                                         $ 21,963

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

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available. Other operating expenses are negative due to tenant reimbursements being greater than operating expenses. The 360 Interlocken Building incurred property taxes of $96,747 for 1998.

The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June 1998.

For comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                      Eleven Months Ended
                                                                       December 31, 1998
                                                                      -------------------
Revenues:
  Rental income                                                             $898,901
                                                                            --------
Expenses:
  Depreciation                                                               299,112
  Management & leasing expenses                                               41,688
  Other operating expenses, net of reimbursements                              2,863
                                                                            --------
                                                                             343,663
                                                                            --------
  Net income                                                                $555,238
                                                                            ========

Occupied %                                                                       100%

Partnership's ownership % in the
  Fund IX-X-XI-EIT Joint Venture                                                 6.7%
Cash distribution to the Partnership                                        $ 38,113

Net income allocated to the Partnership                                     $ 25,656

On February 13, 1998, the Fund IX-X-X-XI-REIT Joint Venture (formally, the Fund IX Fund X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15 acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January, 2005. The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890,83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February, 1998, comparative income and expense figures are not available for the prior year. The Ohmeda Building incurred property taxes of $143,962 for 1998.

The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998 and began participating in net income and cash distributions in June, 1998.

For comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

Fairchild Building/Wells/Fremont Joint Venture
----------------------------------------------

                                                                       Six Months Ended
                                                                       December 31, 1998
                                                                       -----------------
Revenues:
  Rental income                                                             $401,058
  Interest income                                                              3,896
                                                                            --------
                                                                            $404,954
                                                                            --------
Expenses:
  Depreciation                                                               142,720
  Management & leasing expenses                                               16,726
  Operating costs, net of reimbursements                                      83,589
                                                                            --------
                                                                             243,035
                                                                            --------

  Net income                                                                $161,919
                                                                            ========

Occupied %                                                                       100%

Partnership's ownership %                                                       9.25%
Cash distributed to Partnership                                             $ 21,313

Net Income allocated to the Partnership                                     $ 19,725

On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fairchild Building") for a purchase price of $8,900,000 excluding acquisition costs.

The Building is 100% occupied by Fairchild Technologies, U.S.A., Inc. with a lease expiration of November 30, 2004. The monthly base rent payable under the lease is $68,128 with a 3% increase on each anniversary of the commencement date. The lease is a triple net lease, whereby the terms require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building. The tenant is responsible for property taxes.

Since the Fairchild Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

Cort Building/Wells/Orange County Joint Venture
-----------------------------------------------

                                                                       Five Months Ended
                                                                       December 31, 1998
                                                                       -----------------
Revenues:
  Rental income                                                             $331,477
  Interest income                                                                448
                                                                            --------
                                                                             331,925
                                                                            --------
Expenses:
  Depreciation                                                                92,087
  Management & leasing expenses                                               12,734
  Operating costs, net of reimbursements                                      35,690
                                                                            --------
                                                                             140,511
                                                                            --------

  Net income                                                                $191,414
                                                                            ========

Occupied %                                                                       100%

Partnership's ownership %                                                       21.2%
Cash distributed to Partnership                                             $ 57,428

Net Income allocated to the Partnership                                     $ 40,656

On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feel on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisition costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Cort Joint Venture for certain operating expenses, as defined in the lease, related to the building.

Since the Cort Building was purchased in July 1988, comparable income and expense figures for the prior year are not available. The Cort Building incurred property taxes of $14,367 for 1988. For further information, refer to
Item 2. Properties.

For comments on the general competitive conditions to which the property may be subject, see Item a, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units.

The Partnership terminated its offering on December 30, 1998, the Partnership raised $16,532,802 in capital through the sale of 1,653,280 units.

After payment of $578,648 in acquisition and advisory fees and expenses, payment of $2,066,600 in selling commissions and organizational and offering expenses, the investment of $2,482,810 in Fund IX-X-XI-REIT Joint Venture, and the Investment of $2,398,767 in the Fund X-XI Joint Venture, as of December 31, 1998, the Partnership was holding net offering proceeds of $9,005,977 available for investment in properties

The Partnership's net cash used in operating activities of $50,858 is due primarily to equity earnings of joint ventures and interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities of $5,310,208 is primarily the result of the payment of acquisition and advisory fees and investment in the Fund IX-X-IX-REIT Joint Venture of $2,482,810 and $2,398,767 in the Fund X-XI Joint Venture. The net cash provided by financing activities of $14,653,266 is the result of raising $16,532,801 in Limited Partners contributions less commissions and organizational and offering expenses and, therefore, increasing cash and cash equivalents from $600 of General Partners' contribution at the beginning of the year to $9,292,800 as of December 31, 1998.

The Partnership's distributions to holders of Class A Status Units for the 4th quarter ended December 31, 1998 will be paid in February, 1999. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1998. No cash distributions were paid to holders of Class B Status Units in 1998.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' contributions. As of December 31, 1998, the Partnership was holding net offering proceeds of $9,005,977 for this purpose.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000 Compliance
--------------------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.


                                   PART III
                                   --------

Item 10.  General Partners of the Partnership.
---------------------------------------------

     Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

     Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


Item 11.  Compensation of General Partners and Affiliates.
---------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1998.

                            CASH COMPENSATION TABLE
                            -----------------------

       (A)                          (B)                          (C)
Name of individual or    Capacities in which served -     Cash Compensation
number in group          Form of Compensation
---------------------    ----------------------------     -----------------
Wells Capital, Inc.      General Partner of Wells              $  578,648
                         Partners, L.P.
                         Acquisition and Advisory Fees
                         and Expenses

Wells Capital, Inc.      General Partner of Wells              $  495,984
                         Partners, L.P. Reimbursement
                         of Organization and Offering
                         Expenses

Leo F. Wells, III        General Partner                              -0-

Wells Investment         Dealer Manager -                      $1,570,616(1)
Securities, Inc.         Selling Commissions

Wells Management         Property Manager -                    $   14,281(2)
Company, Inc.            Management and Leasing Fees

(1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998, but not actually paid until January, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.

      (1)                  (2)                   (3)                  (4)
                                          Amount and Nature
                        Name of             of Beneficial
Title of Class      Beneficial Owner          Ownership          Percent of Class
--------------      -----------------     ------------------     ----------------
Class A Status      Leo F. Wells, III     109.22 Units (IRA,       less than 1%
Units                                     401 (k) Plan

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

     Interest in Partnership Cash Flow and Net Sales Proceeds.  The General
     --------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1998.

     Property Management and Leasing Fees.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years)net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

     Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $14,811 for the year ended December 31, 1998.

     Real Estate Commissions.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1998.

     Deferred Project Costs
     ----------------------

     The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc., the General Partner of Wells Partners, L.P., for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions.
     Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 1998, amounted to $578,648 and represented approximately 3.5% of the Limited Partners' capital contributions. These fees are allocated to specific properties as they are purchased.

     Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of December 31, 1998, the Partnership had reimbursed the Company for $495,984 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.  Financial Statements
        The Financial Statements are contained on pages F-2 through F-33 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.  Financial Statement Schedule III
        Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) During the fourth quarter of 1998, the Partnership filed the following reports on Form 8-K:

        (i) Current Report on Form 8-K dated September 1, 1998, reporting the acquisition by the Fund IX-X Joint Venture of a Joint venture interest in Wells/Orange County Associates, a joint venture formed to own and operate the Cort Building; and

        (ii) Current Report on Form 8-K dated October 8, 1998, reporting the acquisition by the Fund X-XI Joint Venture of a joint venture interest in Well/Fremont Associates, a joint venture formed to own and operate the Fairchild Building.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index Attached hereto.

(d)     See (a)2 above.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, .


                              Wells Real Estate Fund XI, L.P.
                              (Registrant)


                              By: /s/ Leo F. Wells, III
                                  -------------------------------------------
                                  Leo F. Wells, III
                                  Individual General Partner and as President
                                  and Chief Financial Officer of Wells
                                  Capital, Inc., the General Partner of Wells
                                  Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                  Title
---------                  -----

/s/ Leo F. Wells, III      Individual General Partner,          March 26, 1999
---------------------      President and Sole Director
Leo F. Wells, III          of Wells Capital, Inc., the
                           General Partner of Wells
                           Partners, L.P.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                        Wells Real Estate Fund XI, L.P.

                    (A Georgia Public Limited Partnership)


             Financial Statements as of December 31, 1998 and 1997
                                 Together With
                               Auditors' Report

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



Financial Statements                                                    Page
--------------------                                                 -----------

Independent Auditors' Report                                         F-2

Balance Sheets as of December 31, 1998 and 1997                      F-3

Statement of Income for the Year Ended
   December 31, 1998                                                 F-4

Statement of Partners' Capital for the Year Ended
   December 31, 1998                                                 F-5

Statement of Cash Flows for the Year Ended
   December 31, 1998                                                 F-6

Notes to Financial Statements for
   December 31, 1998 and 1997                                        F-7

Financial Statements -- Ohmeda Building                              F-27 - F-33

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund XI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XI, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 27, 1999

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                     ASSETS
                                                        1998            1997
                                                    -----------       --------
CASH AND CASH EQUIVALENTS                           $ 9,292,800       $    600

INVESTMENT IN JOINT VENTURES                          4,997,787              0

DEFERRED OFFERING COSTS                                       0        194,020

DEFERRED PROJECT COSTS                                  375,246              0

ORGANIZATIONAL COSTS, less accumulated
  amortization of $6,250 in 1998                         25,000              0

DUE FROM AFFILIATES                                     126,692              0

PREPAID EXPENSES AND OTHER ASSETS                        26,990              0
                                                    -----------       --------
       Total assets                                 $14,844,515       $194,620
                                                    ===========       ========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Due to affiliate                                   $    88,473       $194,020
 Partnership distributions payable                      141,007              0
 Sales commissions payable                              214,609              0
                                                    -----------       --------
       Total liabilities                                444,089        194,020
                                                    -----------       --------
PARTNERS' CAPITAL:
 General partners                                             0            500
 Limited partners:
   Class A                                           11,439,315              0
   Class B                                            2,961,011              0
   Original limited partner                                 100            100
                                                    -----------       --------
       Total partners' capital                       14,400,426            600
                                                    -----------       --------
       Total liabilities and partners' capital      $14,844,515       $194,620
                                                    ===========       ========


     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENT OF INCOME

                     FOR THE YEAR ENDED DECEMBER 31, 1998


REVENUES:
 Equity in earnings of joint ventures                                $ 142,163
 Interest income                                                       120,566
                                                                     ---------
                                                                       262,729
                                                                     ---------
EXPENSES:
 Partnership administration                                             46,649
 Legal and accounting                                                   64,052
 Amortization of organizational costs                                    6,250
 Computer costs                                                          2,483
                                                                     ---------
                                                                       119,434
                                                                     ---------
NET INCOME                                                           $ 143,295
                                                                     =========
NET LOSS ALLOCATED TO GENERAL PARTNERS                               $    (500)
                                                                     =========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                     $ 254,862
                                                                     =========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                       $(111,067)
                                                                     =========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT         $    0.50
                                                                     =========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT           $   (0.77)
                                                                     =========
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                   $    0.30
                                                                     =========

        The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENT OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1998


                                                              Limited Partners
                                        -------------------------------------------------------------
                                                           Class A                    Class B                          Total
                                                   ------------------------    ----------------------     General     Partners'
                                        Original     Units         Amount        Units       Amount       Partner      Capital
                                        --------   ---------    -----------    --------    ----------     -------    -----------
BALANCE AT, December 31, 1997              $100            0    $         0           0    $        0      $ 500     $       600

  Net income (loss)                           0            0        254,862           0      (111,067)      (500)        143,295
  Partnership distributions                   0            0       (240,881)          0             0          0        (240,881)
  Limited partner contributions               0    1,302,942     13,029,423     350,338     3,503,378          0      16,532,801
  Sales commissions and discounts             0            0     (1,237,834)          0      (332,821)         0      (1,570,655)
  Other offering expenses                     0            0       (366,255)          0       (98,479)         0        (464,734)
                                           ----    ---------    -----------     -------    ----------      -----     -----------
BALANCE AT, December 31, 1998              $100    1,302,942    $11,439,315     350,338    $2,961,011      $   0     $14,400,426
                                           ====    =========    ===========     =======    ==========      =====     ===========

         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                      $   143,295
                                                                 -----------
 Adjustments to reconcile net income to net cash
  used in operating activities:
     Equity in income of joint venture                              (142,163)
     Amortization of organizational costs                              6,250
     Changes in assets and liabilities:
       Organizational costs                                          (31,250)
       Prepaid expenses and other assets                             (26,990)
                                                                 -----------
         Total adjustments                                          (194,153)
                                                                 -----------
         Net cash used in operating activities                       (50,858)
                                                                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                          102,662
 Investment in joint venture                                      (4,881,576)
 Deferred project costs paid                                        (531,294)
                                                                 -----------
         Net cash used in investing activities                    (5,310,208)
                                                                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited partners' contributions                                  16,532,801
 Sales commissions and discounts paid                             (1,356,046)
 Offering costs paid                                                (423,615)
 Distributions to partners from accumulated earnings                 (99,874)
                                                                 -----------
         Net cash provided by financing activities                14,653,266
                                                                 -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          9,292,200

CASH AND CASH EQUIVALENTS,  BEGINNING OF YEAR                            600
                                                                 -----------
CASH AND CASH EQUIVALENTS,  END OF YEAR                          $ 9,292,800
                                                                 ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs contributed to joint ventures          $   203,402
                                                                 ===========

         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   Wells Real Estate Fund XI, L.P. (the "Partnership") is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have their units treated as Class A units or Class B units. Thereafter, limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of assets, subject to certain limitations. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. This joint venture is referred to as "Fund IX, X, XI, and REIT Joint Venture." In addition, the Partnership owns two properties through a joint venture between the Partnership and Wells Fund X, referred to as "Fund X and XI Associates."

   Through its investment in Fund IX, X, XI, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story warehouse facility in Ogden, Utah (the "Iomega Corporation Building"), and (v) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building").

   The following properties are owned by Fund X and XI Associates through investment in joint ventures with the Operating Partnership: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Building") and (ii) a warehouse and office building in Fremont, California (the "Fairchild Building").

   Use of Estimates and Factors Affecting the Partnership

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   Income Taxes

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying balance sheets. The partners are required to include their respective share of profits and losses in their individual income tax returns.

   Distributions of Net Cash From Operations

   Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed thus far. Any remaining cash available for distribution is split 90% to the limited partners holding Class A units and 10% to the general partners. No such distributions will be made to the limited partners holding Class B units.

   Distribution of Sales Proceeds

   Upon sales of properties, the net sales proceeds will be distributed in the following order:

        . To limited partners holding units which at any time have been treated as Class B units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

        . To limited partners on a per unit basis until each limited partner has received 100% of their net capital contributions, as defined

        . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

        . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

        . To the general partners until they have received 100% of their capital contributions, as defined

        . Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

        . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

   Investment in Joint Ventures

   Basis of Presentation. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint ventures is recorded using the equity method of accounting.

   Real Estate Assets. Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1998.

   Depreciation for building and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

   Revenue Recognition. All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   Partners' Distributions and Allocations of Profit and Loss. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership on a quarterly basis.

   Deferred Lease Acquisition Costs. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   Cash and Cash Equivalents

   For the purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximate fair value, and consist of investments in money market accounts.

   Per Unit Data

   Net income (loss) per unit with respect to the Partnership for the year ended December 31, 1998 is computed based on the weighted average number of units outstanding during the period.

2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells partners, for acquisition and advisory fees and expenses. These payments, as stipulated by the partnership agreement can be up to 3.5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1998 were $578,648 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures. Deferred project costs at December 31, 1998 represent fees not yet applied to properties.

3. DEFERRED OFFERING COSTS

   Organization and offering expenses, to the extent they exceed 3% of gross proceeds, will be paid by the Company and not by the Partnership. Organization and offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

   As of December 31, 1998, the Company paid organization and offering expenses on behalf of the Partnership in the aggregate amount of $886,630, of which the Company was reimbursed $495,979, which did not exceed the 3% limitation. The Company absorbed the remaining $390,651 of offering and organization expenses which exceeded the 3% limitation. The liability of $47,355 for the unpaid balance of the aforementioned expenses is included in due to affiliate at December 31, 1998.

4. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 represent the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 1998:

        Fund IX, X, XI, and REIT Joint Venture                   $ 59,692
        Fund X and XI Associates                                   67,000
                                                                 --------
                                                                 $126,692
                                                                 ========

   The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership's properties, the Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $14,281 for the year ended December 31, 1998 which were paid to Wells Management.

   The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

   The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

 5. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 is summarized as follows:

                                                             Amount    Percent
                                                           ----------  -------
        Fund IX, X, XI, and REIT Joint Venture             $2,521,003     7%
        Fund X and XI Associates                            2,476,784    42
                                                           ----------
                                                           $4,997,787
                                                           ==========

   The following is a roll forward of the Partnership's investment in joint ventures for the year ended December 31, 1998:

        Investment in joint ventures, beginning of year       $        0
        Equity in income of joint ventures                       142,163
        Contributions to joint ventures                        5,084,978
        Distributions from joint ventures                       (229,354)
                                                              ----------
        Investment in joint ventures, end of year             $4,997,787
                                                              ==========

   Fund IX, X, XI, and REIT Joint Venture

   On March 20, 1997, Wells Fund IX and Wells Fund X entered into a joint venture agreement. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the ABB Building, to the Fund IX and X Associates joint venture. A 83,885-square-foot, three-story building was constructed and commenced operations at the end of 1997.

   On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit the Partnership and the Operating Partnership. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Lucent Technologies Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Corporation Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Corporation Building to Fund IX, X, XI, and REIT Joint Venture.

   Following are the financial statements for the Fund IX, X, XI, and REIT Joint
   Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997


                                    Assets
                                                      1998           1997
                                                  -----------     ----------
Real estate assets, at cost:
 Land                                             $ 6,454,213     $  607,930
 Building and improvements, less accumulated
  depreciation of $1,253,156 in 1998
  and $36,863 in 1997                              30,686,845      6,445,300
 Construction in progress                                 990         35,622
                                                  -----------     ----------
       Total real estate assets                    37,142,048      7,088,852
Cash and cash equivalents                           1,329,457        289,171
Accounts receivable                                   133,257         40,512
Prepaid expenses and other assets                     441,128        329,310
                                                  -----------     ----------
       Total assets                               $39,045,890     $7,747,845
                                                  ===========     ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                 $   409,737     $  379,770
 Due to affiliates                                      4,406          2,479
 Partnership distributions payable                  1,000,127              0
                                                  -----------     ----------
       Total liabilities                            1,414,270        382,249
                                                  -----------     ----------
Partners' capital:
 Wells Real Estate Fund IX                         14,960,100      3,702,793
 Wells Real Estate Fund X                          18,707,139      3,662,803
 Wells Real Estate Fund XI                          2,521,003              0
 Wells Operating Partnership, L.P.                  1,443,378              0
                                                  -----------     ----------
       Total partners' capital                     37,631,620      7,365,596
                                                  -----------     ----------
       Total liabilities and partners' capital    $39,045,890     $7,747,845
                                                  ===========     ==========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                                             1998       1997
                                                          ----------  --------
Revenues:
 Rental income                                            $2,945,980  $ 28,512
 Interest income                                              20,438         0
                                                          ----------  --------
                                                           2,966,418    28,512
                                                          ----------  --------
Expenses:
 Depreciation                                              1,216,293    36,863
 Management and leasing fees                                 226,643     1,711
 Operating costs, net of reimbursements                     (140,506)   10,118
 Property administration                                      34,821         0
 Legal and accounting                                         15,351         0
                                                          ----------  --------
                                                           1,352,602    48,692
                                                          ----------  --------
Net income (loss)                                         $1,613,816  $(20,180)
                                                          ==========  ========
Net income (loss) allocated to Wells Real Estate Fund IX  $  692,116  $(10,145)
                                                          ==========  ========
Net income (loss) allocated to Wells Real Estate Fund X   $  787,481  $(10,035)
                                                          ==========  ========
Net income allocated to Wells Real Estate Fund XI         $   85,352  $      0
                                                          ==========  ========
Net income allocated to Wells Operating Partnership, L.P. $   48,867  $      0
                                                          ==========  ========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                    Wells Real      Wells Real     Wells Real         Wells              Total
                                      Estate          Estate         Estate         Operating          Partners'
                                     Fund IX          Fund X         Fund XI     Partnership, L.P.      Capital
                                   -----------     -----------     ----------    -----------------    -----------
Balance, December 31, 1996         $         0     $         0     $        0        $        0       $         0
 Net loss                              (10,145)        (10,035)             0                 0           (20,180)
 Partnership contributions           3,712,938       3,672,838              0                 0         7,385,776
                                   -----------     -----------     ----------        ----------       -----------
Balance, December 31, 1997           3,702,793       3,662,803              0                 0         7,365,596
 Net income                            692,116         787,481         85,352            48,867         1,613,816
 Partnership contributions          11,771,312      15,613,477      2,586,262         1,480,741        31,451,792
 Partnership distributions          (1,206,121)     (1,356,622)      (150,611)          (86,230)       (2,799,584)
                                   -----------     -----------     ----------        ----------       -----------
Balance, December 31, 1998         $14,960,100     $18,707,139     $2,521,003        $1,443,378       $37,631,620
                                   ===========     ===========     ==========        ==========       ===========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                   for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                                          1998         1997
                                                      ------------  -----------
   Cash flows from operating activities:
     Net income (loss)                                $  1,613,816  $   (20,180)
                                                      ------------  -----------
     Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       Depreciation                                      1,216,293       36,863
       Changes in assets and liabilities:
         Accounts receivable                               (92,745)     (40,512)
         Prepaid expenses and other assets                (111,818)    (329,310)
         Accounts payable                                   29,967      379,770
         Due to affiliates                                   1,927        2,479
                                                      ------------  -----------
           Total adjustments                             1,043,624       49,290
                                                      ------------  -----------
           Net cash provided by operating activities     2,657,440       29,110
                                                      ------------  -----------
   Cash flows from investing activities:
     Investment in real estate                         (24,788,070)  (5,715,847)
                                                      ------------  -----------
   Cash flows from financing activities:
     Distributions to joint venture partners            (1,799,457)           0
     Contributions received from partners               24,970,373    5,975,908
                                                      ------------  -----------
           Net cash provided by financing activities    23,170,916    5,975,908
                                                      ------------  -----------
   Net increase in cash and cash equivalents             1,040,286      289,171
   Cash and cash equivalents, beginning of period          289,171            0
                                                      ------------  -----------
   Cash and cash equivalents, end of year             $  1,329,457  $   289,171
                                                      ============  ===========
   Supplemental disclosure of noncash activities:
     Deferred project costs contributed               $  1,470,780  $   318,981
                                                      ============  ===========
     Contribution of real estate assets               $  5,010,639  $ 1,090,887
                                                      ============  ===========

   Fund X and XI Associates

   On July 15, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square-foot warehouse and office building located in Fremont, California, known as the Fairchild Building. The Wells/Fremont Joint Venture contributed aggregate capital of $2,995,480 to partially fund the purchase of the Fairchild Building. The Wells/Freemont Joint Venture obtained a loan (the "Fairchild Loan") of $5,960,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Fairchild Building.

   On July 17, 1998, the Partnership and Wells Fund XI entered into a joint venture agreement. The joint venture, Fund X and XI Associates, was formed to acquire, develop, operate, and sell real properties. On July 17, 1998, Fund X and XI Associates entered into an Agreement for the Purchase and Sale of Joint Venture Interest (the "Fremont JV Contract") with Wells Development Corporation.

   At the time of entering into the Fremont JV Contract, Fund X and XI Associates paid $2,000,000 to Wells Development as an earnest money deposit (the "Fremont Earnest Money"). Wells Fund X and Wells Fund XI each contributed $1,000,000 of the Fremont Earnest Money as a capital contribution to the Fund X-XI Joint Venture. Wells Development contributed the Fremont Earnest Money it received from Fund X and XI Associates to the Fremont Joint Venture as its initial capital contribution, and the Operating Partnership simultaneously contributed $1,000,000 to the Fremont Joint Venture as its initial capital contribution.

   The Operating Partnership contributed an additional $5,982,591. The additional proceeds were used to pay off the Fairchild Loan. Pursuant to the Fremont JV Contract, Fund X and XI Associates contracted to acquire Wells Development Corporation's interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership I the ownership of the Fairchild Building. Concurrent with the Fund X and XI Associates becoming a joint venture partner in the Wells/Fremont Joint Venture, the note payable to NationsBank, N.A. was repaid; consequently, no interest expense associated with the Fairchild Loan was allocated to Fund X and XI Associates.

   On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square-foot warehouse and office building located in Fountain Valley, California, known as the Cort Building. The Wells/Orange County Joint Venture used $1,668,000 of aggregate capital contributions to partially fund the purchase of the Cort Furniture Building. The Wells/Orange County Joint Venture obtained a loan (the "Cort Loan") in the amount of $4,875,000 from NationsBank, N.A., the proceeds of which were used to fund the remainder of the cost of the Cort Furniture Building.

   On July 30, 1998, Fund X and XI Associates entered into an agreement for the purchase and sale of joint venture interest (the "Cort JV Contract") with Wells Development Corporation. On September 1, 1998, Wells Fund X, and Wells Fund XI contributed an additional $1,546,233 and $648,767, respectively, to Fund X and XI Associates. Fund X and XI Associates contributed these total proceeds of $2,195,000 to the Wells/Orange County Joint Venture. Pursuant to the Cort JV Contract, Fund X and XI Associates contracted to acquire Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building. Concurrent with Fund X and XI Associates becoming a joint venture partner in the Wells/Orange County Joint Venture, the note payable to NationsBank, N.A. was repaid; consequently, no interest expense associated with the Cort Loan was allocated to Fund X and XI Associates.

   Following are the financial statements for Fund X and XI Associates:

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1998


                                    Assets

   Investment in joint ventures                                    $5,896,921
   Due from affiliates                                                142,120
                                                                   ----------
          Total assets                                             $6,039,041
                                                                   ==========

                       Liabilities and Partners' Capital

   Liabilities:
    Partnership distributions payable                              $  142,120
                                                                   ----------
   Partners' capital:
    Wells Real Estate Fund X                                        3,420,137
    Wells Real Estate Fund XI                                       2,476,784
                                                                   ----------
          Total partners' capital                                   5,896,921
                                                                   ----------
          Total liabilities and partners' capital                  $6,039,041
                                                                   ==========


                            Fund X and XI Associates
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (July 17, 1998)
                              to December 31, 1998

   Equity in income of joint ventures                              $  138,885
   Expenses                                                                 0
                                                                   ----------
   Net income                                                      $  138,885
                                                                   ==========

   Net income allocated to Wells Real Estate Fund X                $   82,074
                                                                   ==========

   Net income allocated to Wells Real Estate Fund XI               $   56,811
                                                                   ==========

                            Fund X and XI Associates
                           (A Georgia Joint Venture)
                         Statement of Partners' Capital
                 for the Period From Inception (July 17, 1998)
                              to December 31, 1998

                                 Wells Real       Wells Real         Total
                                   Estate           Estate          Partners'
                                   Fund X           Fund XI          Capital
                                 ----------       ----------       ----------
Balance, December 31, 1997       $        0       $        0       $        0
  Net income                         82,074           56,811          138,885
  Partnership contributions       3,447,890        2,498,716        5,946,606
  Partnership distributions        (109,827)         (78,743)        (188,570)
                                 ----------       ----------       ----------
Balance, December 31, 1998       $3,420,137       $2,476,784       $5,896,921
                                 ==========       ==========       ==========

                            Fund X and XI Associates
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (July 17, 1998)
                              to December 31, 1998

Cash flows from operating activities:
  Net income                                                       $   138,885
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Equity in income of joint ventures                                (138,885)
                                                                   -----------
      Net cash provided by operating activities                              0
                                                                   -----------
Cash flows from investing activities:
  Distribution received from joint ventures                             46,450
  Investment in joint ventures                                      (5,695,000)
                                                                   -----------
      Net cash used in investing activities                         (5,648,550)
                                                                   -----------
Cash flows from financing activities:
  Contributions received from partners                               5,695,000
  Distributions to joint venture partners                              (46,450)
                                                                   -----------
      Net cash provided by financing activities                      5,648,550
                                                                   -----------
Net increase in cash and cash equivalents                                    0
Cash and cash equivalents, beginning of period                               0
                                                                   -----------
Cash and cash equivalents, end of year                             $         0
                                                                   ===========
Supplemental disclosure of noncash investing activities:
  Deferred project costs contributed                               $   251,606
                                                                   ===========

   Fund X and XI Associates' investment in joint ventures and percentage ownership at December 31, 1998 is summarized as follows:

                                                     Amount      Percent
                                                   ----------    -------
        Wells/Orange County Associates             $3,816,766      56%
        Wells/Fremont Associates                    2,080,155      22
                                                   ----------
                                                   $5,896,921
                                                   ==========

   Following are the financial statements for Wells/Orange County Associates:

                         Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1998


                                    Assets

   Real estate assets, at cost:
    Land                                                           $2,187,501
    Building, less accumulated depreciation of $92,087              4,572,028
                                                                   ----------
          Total real estate assets                                  6,759,529
   Cash and cash equivalents                                          180,895
   Accounts receivable                                                 13,123
                                                                   ----------
          Total assets                                             $6,953,547
                                                                   ==========

                       Liabilities and Partners' Capital

   Liabilities:
    Accounts payable                                               $    1,550
    Partnership distributions payable                                 176,614
                                                                   ----------
          Total liabilities                                           178,164
                                                                   ----------
   Partners' capital:
    Wells Operating Partnership, L.P.                               2,958,617
    Fund X and XI Associates                                        3,816,766
                                                                   ----------
          Total partners' capital                                   6,775,383
                                                                   ----------
          Total liabilities and partners' capital                  $6,953,547
                                                                   ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (July 27, 1998)
                             to December 31, 1998

Revenues:
 Rental income                                                     $331,477
 Interest income                                                        448
                                                                   --------
                                                                    331,925
Expenses:
 Depreciation                                                        92,087
 Management and leasing fees                                         12,734
 Operating costs, net of reimbursements                               2,288
 Interest                                                            29,472
 Legal and accounting                                                 3,930
                                                                   --------
                                                                    140,511
                                                                   --------
Net income                                                         $191,414
                                                                   ========
Net income allocated to Wells Operating Partnership, L.P.          $ 91,978
                                                                   ========
Net income allocated to Fund X and XI Associates                   $ 99,436
                                                                   ========


                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                 for the Period From Inception (July 27, 1998)
                              to December 31, 1998

                                       Wells
                                     Operating        Fund X         Total
                                    Partnership,      and XI        Partners'
                                       L.P.         Associates      Capital
                                    -----------     ----------     ----------
Balance, December 31, 1997          $        0      $        0     $        0
  Net income                            91,978          99,436        191,414
  Partnership contributions          2,991,074       3,863,272      6,854,346
  Partnership distributions           (124,435)       (145,942)      (270,377)
                                    ----------      ----------     ----------
Balance, December 31, 1998          $2,958,617      $3,816,766     $6,775,383
                                    ==========      ==========     ==========

                         Wells/Orange County Associates
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (July 27, 1998)
                              to December 31, 1998


Cash flows from operating activities:
 Net income                                                     $   191,414
                                                                -----------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    92,087
     Changes in assets and liabilities:
       Accounts receivable                                          (13,123)
       Accounts payable                                               1,550
                                                                -----------
         Total adjustments                                           80,514
                                                                -----------
         Net cash provided by operating activities                  271,928
                                                                -----------
Cash flows from investing activities:
 Investment in real estate                                       (6,563,700)
                                                                -----------
Cash flows from financing activities:
 Issuance of note payable                                         4,875,000
 Payment of note payable                                         (4,875,000)
 Distributions to partners                                          (93,763)
 Contributions received from partners                             6,566,430
                                                                -----------
         Net cash provided by financing activities                6,472,667
                                                                -----------
Net increase in cash and cash equivalents                           180,895
Cash and cash equivalents, beginning of period                            0
                                                                -----------
Cash and cash equivalents, end of year                          $   180,895
                                                                ===========
Supplemental disclosure of noncash investing activities:
 Deferred project costs contributed                             $   287,916
                                                                ===========

   Following are the financial statements for Wells/Fremont Associates:

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1998


                                     Assets

Real estate assets, at cost:
 Land                                                               $2,219,251
 Building, less accumulated depreciation of $142,720                 6,995,439
                                                                    ----------
       Total real estate assets                                      9,214,690
Cash and cash equivalents                                              192,512
Accounts receivable                                                     34,742
                                                                    ----------
       Total assets                                                 $9,441,944
                                                                    ==========
                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                   $    3,565
 Due to affiliate                                                        2,052
 Partnership distributions payable                                     189,490
                                                                    ----------
       Total liabilities                                               195,107
                                                                    ----------
Partners' capital:
 Wells Operating Partnership, L.P.                                   7,166,682
 Fund X and XI Associates                                            2,080,155
                                                                    ----------
       Total partners' capital                                       9,246,837
                                                                    ----------
       Total liabilities and partners' capital                      $9,441,944
                                                                    ==========

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                              Statement of Income
                 for the Period From Inception (July 15, 1998)
                              to December 31, 1998


Revenues:
 Rental income                                                       $401,058
 Interest income                                                        3,896
                                                                     --------
                                                                      404,954
                                                                     --------
Expenses:
 Depreciation                                                         142,720
 Management and leasing fees                                           16,726
 Operating costs, net of reimbursements                                 3,364
 Interest                                                              73,919
 Legal and accounting                                                   6,306
                                                                     --------
                                                                      243,035
                                                                     --------
Net income                                                           $161,919
                                                                     --------
Net income allocated to Wells Operating Partnership, L.P.            $122,470
                                                                     ========
Net income allocated to Fund X and XI Associates                     $ 39,449
                                                                     ========

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                         Statement of Partners' Capital
                 for the Period From Inception (July 15, 1998)
                              to December 31, 1998

                                    Wells
                                  Operating          Fund X           Total
                                 Partnership,        and XI          Partners'
                                     L.P.          Associates         Capital
                                 ------------      ----------       ----------
Balance, December 31, 1997        $        0       $        0       $        0
 Net income                          122,470           39,449          161,919
 Partner contributions             7,274,075        2,083,334        9,357,409
 Partnership distributions          (229,863)         (42,628)        (272,491)
                                  ----------       ----------       ----------
Balance, December 31, 1998        $7,166,682       $2,080,155       $9,246,837
                                  ==========       ==========       ==========

                            Wells/Fremont Associates
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                 for the Period From Inception (July 15, 1998)
                              to December 31, 1998

   Cash flows from operating activities:
    Net income                                                     $   161,919
                                                                   -----------
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                   142,720
        Changes in assets and liabilities:
         Accounts receivable                                           (34,742)
         Accounts payable                                                3,565
         Due to affiliate                                                2,052
                                                                   -----------
           Total adjustments                                           113,595
                                                                   -----------
           Net cash provided by operating activities                   275,514
                                                                   -----------
   Cash flows from investing activities:
    Investment in real estate                                       (8,983,111)
                                                                   -----------
   Cash flows from financing activities:
    Issuance of note payable                                         5,960,000
    Payment of note payable                                         (5,960,000)
    Distributions to partners                                          (83,001)
    Contributions received from partners                             8,983,110
                                                                   -----------
           Net cash provided by financing activities                 8,900,109
                                                                   -----------
   Net increase in cash and cash equivalents                           192,512
   Cash and cash equivalents, beginning of period                            0
                                                                   -----------
   Cash and cash equivalents, end of year                          $   192,512
                                                                   ===========
   Supplemental disclosure of noncash investing activities:
    Deferred project costs contributed                             $   374,299
                                                                   ===========

6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the year ended December 31, 1998 is calculated as follows:

   Financial statement net income                                     $143,295
   Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes
     in excess of amounts for income tax purposes                       45,158
    Expenses deducted for financial reporting purposes,
     capitalized for income tax purposes                                   347
    Rental income accrued for financial reporting purposes
     in excess of amounts for income tax purposes                      (11,108)
                                                                      --------
   Income tax basis net income                                        $177,692
                                                                      ========

   The Partnership's income tax basis partners' capital at December 31, 1998 is computed as follows:

   Financial statements partners' capital                         $14,400,426
   Increase (decrease) in partners' capital resulting from:
    Depreciation expense for financial reporting purposes
     in excess of amounts for income tax purposes                      45,158
    Capitalization of syndication costs for income tax
     purposes, which are accounted for as cost of capital for
     financial reporting purposes                                   2,035,389
    Accumulated rental income accrued for financial reporting
     purposes in excess of amounts for income tax purposes            (11,108)
    Accumulated expenses deducted for financial reporting
     purposes, capitalized for income tax purposes                     23,519
    Partnership's distributions payable                               141,007
                                                                  -----------
   Income tax basis partners' capital                             $16,634,391
                                                                  ===========

7. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

        Year ended December 31:
            1999                                                  $  494,176
            2000                                                     491,465
            2001                                                     500,373
            2002                                                     481,327
            2003                                                     456,406
        Thereafter                                                   631,633
                                                                  ----------
                                                                  $3,055,380
                                                                  ==========

   Four significant tenants contributed 29%, 18%, 16%, and 11% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 1998. In addition, three significant tenants will contribute 15%, 14%, and 12% of future minimum rental income.

   The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 1998 is as follows:

        Year ended December 31:
            1999                                                 $ 3,689,498
            2000                                                   3,615,011
            2001                                                   3,542,714
            2002                                                   3,137,241
            2003                                                   3,196,100
        Thereafter                                                 8,225,566
                                                                 -----------
                                                                 $25,406,130
                                                                 ===========

   Three significant tenants contributed 31%, 26%, and 13% of rental income for the year ended December 31, 1998. In addition, four significant tenants will contribute 27%, 25%, 21%, and 15% of future minimum rental income.

   The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 1998 is as follows:

        Year ended December 31:
           1999                                                   $  758,964
           2000                                                      758,964
           2001                                                      809,580
           2002                                                      834,888
        Thereafter                                                   695,740
                                                                  ----------
                                                                  $3,858,136
                                                                  ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 1998 is as follows:

        Year ended December 31:
           1999                                                   $  844,167
           2000                                                      869,492
           2001                                                      895,577
           2002                                                      922,444
           2003                                                      950,118
        Thereafter                                                   894,832
                                                                  ----------
                                                                  $5,376,630
                                                                  ==========
   One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund IX, L.P.,
   Wells Real Estate Fund X, L.P.
   Wells Real Estate Fund XI, L.P.
   Wells Real Estate Investment
   Trust, Inc. and Subsidiary:

We have audited the accompanying balance sheet of THE OHMEDA BUILDING as of December 31, 1998 and the related statements of income, partners' capital, and cash flows for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the OHmeda Building as of December 31, 1998 and the results of its operations and its cash flows for the period from inception (February 13, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 27, 1999

                              THE OHMEDA BUILDING


                                 BALANCE SHEET

                               DECEMBER 31, 1998


                                     ASSETS

REAL ESTATE ASSETS:
 Land                                                             $ 2,746,894
 Building and improvements, less accumulated
  depreciation of $299,112                                          7,858,490
                                                                  -----------
       Total real estate assets                                    10,605,384

CASH AND CASH EQUIVALENTS                                             983,061

ACCOUNTS RECEIVABLE                                                    13,969
                                                                  -----------
       Total assets                                               $11,602,414
                                                                  ===========
                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                            $   157,691
 Due to affiliates                                                    825,380
                                                                  -----------
       Total liabilities                                              983,071
                                                                  -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund IX, L.P.                                    3,519,869
 Wells Real Estate Fund X, L.P.                                     7,119,063
 Wells Real Estate Fund XI, L.P.                                      (12,456)
 Wells Real Estate Investment Trust, Inc. and Subsidiary               (7,133)
                                                                  -----------
       Total partners' capital                                     10,619,343
                                                                  -----------
       Total liabilities and partners' capital                    $11,602,414
                                                                  ===========

       The accompanying notes are an integral part of this balance sheet.

                              THE OHMEDA BUILDING


                              STATEMENT OF INCOME

                         FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


REVENUES:
 Rental income                                                     $898,901
                                                                   --------
EXPENSES:
 Depreciation                                                       299,112
 Operating costs, net of reimbursements                                 663
 Management and leasing fees                                         41,688
 Legal and accounting                                                 2,200
                                                                   --------
                                                                    343,663
                                                                   --------
NET INCOME                                                         $555,238
                                                                   ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.            $243,597
                                                                   ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.             $271,294
                                                                   ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.            $ 25,656
                                                                   ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT
 TRUST, INC. AND SUBSIDIARY                                        $ 14,691
                                                                   ========

         The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         STATEMENT OF PARTNERS' CAPITAL

                         FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                                            Wells Real
                                         Wells Real     Wells Real      Wells Real      Estate Investment      Total
                                           Estate         Estate          Estate         Trust, Inc. and     Partners'
                                        Fund IX, L.P.   Fund X, L.P.   Fund XI, L.P.        Subsidiary        Capital
                                        -------------   ------------   -------------    -----------------   -----------
BALANCE, December 31, 1997               $        0      $        0       $      0          $      0        $         0

 Contributions                            3,636,662       7,252,823              0                 0         10,889,485
 Net income                                 243,597         271,294         25,656            14,691            555,238
 Distributions                             (360,390)       (405,054)       (38,112)          (21,824)          (825,380)
                                         ----------      ----------       --------          --------        -----------
BALANCE, December 31, 1998               $3,519,869      $7,119,063       $(12,456)         $ (7,133)       $10,619,343
                                         ==========      ==========       ========          ========        ===========

         The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                            STATEMENT OF CASH FLOWS

                         FOR THE PERIOD FROM INCEPTION

                    (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $    555,238
                                                                ------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                    299,112
     Changes in assets and liabilities:
       Accounts receivable                                           (13,969)
       Accounts payable and accrued expenses                         157,691
                                                                ------------
         Total adjustments                                           442,834
                                                                ------------
         Net cash provided by operating activities                   998,072
                                                                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate                                       (10,904,496)
                                                                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions received from partners                             10,889,485
                                                                ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            983,061

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             0
                                                                ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $    983,061
                                                                ============

         The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1998, Fund IX, Fund X, Fund XI, and REIT owned 40%, 50%, 6%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes

   Ohmeda is not deemed to be a taxable entity for federal income tax purposes.

   Real Estate Assets

   Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

2. RENTAL INCOME

   The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1998 is as follows:

        Year ending December 31:
           1999                                            $1,004,517
           2000                                             1,004,517
           2001                                             1,004,517
           2002                                             1,004,517
           2003                                             1,050,509
        Thereafter                                          1,194,889
                                                           ----------
                                                           $6,263,466
                                                           ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

   Fund IX, Fund X, Fund XI, and REIT entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT. In consideration for supervising management of the property, Fund IX, Fund X, Fund XI, and REIT will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Ohmeda incurred management and leasing fees of $41,688 for the year ended December 31, 1998 which were paid to Wells Management.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                      Initial Cost                 Costs of
                                             ------------------------------      ------------
                                                              Buildings and      Capitalized
Description                  Encumbrances        Land         Improvements       Improvements
-----------                  ------------    -----------      -------------      ------------
ABB PROPERTY (A)                None         $   582,897       $   744,164         $6,542,818

LUCENT TECHNOLOGIES (B)         None           1,002,723         4,386,374            237,971

360 INTERLOCKEN (C)             None           1,570,000         6,733,500            437,266

IOMEGA PROPERTY (D)             None             385,000         4,674,624            193,372

OHMEDA PROPERTY (E)             None           2,613,600         7,762,481            528,415

FAIRCHILD PROPERTY (F)          None           2,130,480         6,852,630            374,300

ORANGE COUNTY PROPERTY (G)      None           2,100,000         4,463,700            287,916
                                             -----------       -----------         ----------
       Total                                 $10,384,700       $35,617,473         $8,602,058
                                             ===========       ===========         ==========


                                            Gross Amount at Which Carried at December 31, 1998
                                   ----------------------------------------------------------------------
                                                      Buildings and       Construction
Description                            Land           Improvements        in Progress            Total
-----------                        -----------        ------------        ------------        -----------
ABB PROPERTY (A)                   $   607,930        $ 7,261,949            $  0             $ 7,869,879

LUCENT TECHNOLOGIES (B)              1,045,878          4,580,200             990               5,627,068

360 INTERLOCKEN (C)                  1,650,070          7,090,696               0               8,740,766

IOMEGA PROPERTY (D)                    403,442          4,849,554               0               5,252,996

OHMEDA PROPERTY (E)                  2,746,894          8,157,602               0              10,904,496

FAIRCHILD PROPERTY (F)               2,219,251          7,138,159               0               9,357,410

ORANGE COUNTY PROPERTY (G)           2,187,501          4,664,115               0               6,851,616
                                   -----------        -----------            ----             -----------
       Total                       $10,860,966        $43,742,275            $990             $54,604,231
                                   ===========        ===========            ====             ===========

                                                                                     Life on Which
                                      Accumulated        Date of          Date        Depreciation
Description                           Depreciation     Construction     Acquired     Is Computed (h)
-----------                           ------------     ------------     --------     ---------------
ABB PROPERTY (A)                      $  511,883             1997       12/10/96      20 to 25 years

LUCENT TECHNOLOGIES (B)                  106,871             1998        6/24/98      20 to 25 years

360 INTERLOCKEN (C)                      238,299             1996        3/20/98      20 to 25 years

IOMEGA PROPERTY (D)                       96,991             1998        7/01/98      20 to 25 years

OHMEDA PROPERTY (E)                      299,112             1998        2/13/98      20 to 25 years

FAIRCHILD PROPERTY (F)                   142,720             1998        7/21/98      20 to 25 years

ORANGE COUNTY PROPERTY (G)                92,087             1998        7/31/98      20 to 25 years
                                      ----------
       Total                          $1,487,963
                                      ==========

(a) The ABB Property is a 5.6-acre tract of real property under construction in Knoxville, Tennessee. It is owned by Fund IX and X Associates. The Partnership owned a 7% interest in Fund IX and X Associates at December 31, 1998.

(b) The Lucent Technologies property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 7% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(c) The 360 Interlocken property consists of a three-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 7% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(d) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 7% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(e) The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 7% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(f) The Fairchild Property consists of a two-story warehouse and office building located in Fremont, California. It is owned by Wells/Freemont Associates. The Partnership owned a 9% interest in Wells/Freemont Associates at December 31, 1998.

(g) The Orange County Property consists of a one-story warehouse and office building located in Fountain Valley, California. It is owned by Wells/Orange County Associates. The Partnership owned a 23% interest in Wells/Orange County Associates at December 31, 1998.

(h) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998



                                                                 Accumulated
                                                       Cost      Depreciation
                                                    -----------  ------------
BALANCE AT DECEMBER 31, 1997                        $         0    $        0

 1998 additions                                      54,604,231     1,487,963
                                                    -----------    ----------
BALANCE AT DECEMBER 31, 1998                        $54,604,231    $1,487,963
                                                    ===========    ==========

                                 EXHIBIT INDEX
                                 -------------

                       (Wells Real Estate Fund XI, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit
Number  Description of Document
------  -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(a) Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(b) Management Agreement with Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(c) Custodial Agency Agreement with The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(d) Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(e) Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit
Number  Description of Document
------  -----------------------

*10(f) Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(g) Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(h) Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(i) Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(j) Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-
         7979)

*10(k) First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(l) Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "IX-X-XI REIT Joint Venture") dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit
Number  Description of Document
------  -----------------------

*10(m) Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(n) Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(o) Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
         10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(p)   Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit
         10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(q) Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(r) Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(s) Joint Venture Agreement of Wells/Fremont Associates (the "Fremont Joint Venture") dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(t) Joint Venture Agreement of Fund X and Fund XI Associates (the "Fund X-XI Joint Venture") dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(u) Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development

Exhibit
Number  Description of Document
------  -----------------------

         Corporation and the Fund X-XI Joint Venture (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(v) Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(w) First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(x) Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(y) First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(z) Promissory Note for $4,875,000 from the Cort Joint Venture to NationsBank, N.A. relating to the Cort Furniture Building dated July 30, 1998 (Exhibit 10.23 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(aa) Deed of Trust securing the Cort Furniture Building dated July 30, 1998 between the Fremont Joint Venture and NationsBank, N.A. (Exhibit 10.24 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb) Joint Venture Agreement of Wells/Orange County Associates (the "Cort Joint Venture") dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit
Number  Description of Document
------  -----------------------

*10(cc) Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and the Fund X-XI Joint Venture (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd) First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(ee) Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)