Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND XI L P
filed 1999-05-12
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1999       or
                              ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                0-25731
                      ----------------------------------------------------

                   Wells Real Estate Fund XI, L.P.
---------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

        Georgia                     58-2250094
-------------------------------   -----------------------
(State of other jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia              30092
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

                                      INDEX
                                      -----

                                                                                     Page No.
                                                                                     --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                       Balance Sheets - March 31, 1999
                        and December 31, 1998...................................       3

                       Statement of Income for the Three
                        Months ended March 31, 1999 and 1998....................       4

                       Statement of Partners' Capital for the Year Ended
                        December 31, 1998 and the
                        Three Months Ended March 31, 1999.......................       5

                       Statement of Cash Flows for the Three Months
                        Ended March 31, 1999 and 1998...........................       6

                       Condensed Notes to Financial Statements..................       7

          Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations...............................................       9

PART II.  OTHER INFORMATION.....................................................      20

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                       Assets                                       March 31, 1999            December 31, 1998
                       ------                                       --------------            -----------------

Cash and cash equivalents                                                 $ 8,163,352            $ 9,292,800
Investment in Joint Ventures (Note 4)                                       5,843,448              4,997,787
Deferred project costs (Note 2)                                               339,830                375,246
Organizational Costs, less accumulated amortization
    of $6,250 in 1998 and $7,812 in March , 1999                               23,438                 25,000
Due from Affiliates                                                           130,298                126,692
Prepaid expenses and other assets                                              26,990                 26,990
                                                                          -----------            -----------

          Total assets                                                    $14,527,356            $14,844,515
                                                                          ===========            ===========


     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
   Due to Affiliates                                                      $       934            $    88,473
   Partnership distributions payable                                          195,440                141,007
   Sales commissions payable                                                        0                214,609
                                                                          -----------            -----------
          Total liabilities                                                   196,374                444,089
                                                                          -----------            -----------

Partners' capital:
  Limited partners:
     Class A  1,302,942                                                    11,418,247             11,439,315
     Class B  350,338                                                       2,912,635              2,961,011
  Original limited partner                                                        100                    100
                                                                          -----------            -----------
          Total partners' capital                                          14,330,982             14,400,426
                                                                          -----------            -----------

          Total liabilities and partners' capital                         $14,527,356            $14,844,515
                                                                          ===========            ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                          March 31, 1999           March 31, 1998
                                                                          --------------           --------------
Revenues:
   Equity in income of joint ventures                                             $ 88,677                 $    0
  Interest income                                                                   71,822                  7,005
                                                                                  --------                 ------
                                                                                   160,499                  7,005
Expenses:
   Accounting  & Legal                                                              14,210                      0
   Partnership Administration                                                       17,068                  2,324
   Computer cost                                                                     1,664                      0
   Amortization                                                                      1,562                      0
                                                                                  --------                 ------
                                                                                    34,504                  2,324
                                                                                  --------                 ------

  Net income                                                                      $125,995                 $4,681
                                                                                  ========                 ======

Net income allocated to Class A Limited Partners                                  $174,372                 $4,681

Net loss allocated to Class B Limited Partners                                    $(48,377)                $    0

Net income per Class A weighted average Limited Partner Unit                      $    .13                   $.04

Net loss per Class B weighted average Limited Partner Unit                        $   (.14)                $    0

Cash distribution per weighted average Class A Limited
 Partner Unit                                                                     $    .15                 $    0


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                               Limited Partners                                Total
                                                -----------------------------------------------
                                                        Class A                  Class B          General    Partners'
                                                ------------------------  ---------------------
                                      Original    Units       Amounts      Units     Amounts     Partners     Capital
                                      --------  ---------  -------------  -------  ------------  ---------  ------------
BALANCE,
 December 31, 1997                       $ 100        -    $         -        -    $       -        $ 500   $       600

 Limited partner contributions               0  1,302,942    13,029,423   350,338    3,503,378          0    16,532,801
 Net income (loss)                           0          0       254,862         0     (111,067)      (500)      143,295
 Sales commissions and discounts             0          0    (1,237,834)        0     (332,821)         0    (1,570,655)
  Other offerings expenses                   0          0      (366,255)        0      (98,479)         0      (464,734)
 Partnership distributions                   0          0      (240,881)        0      (14,195)         0      (240,881)
                                         -----  ---------   -----------   -------   ----------      -----   -----------

BALANCE,
 December 31, 1998                         100  1,302,942    11,439,315   350,338    2,961,011          0    14,400,426


  Net income (loss)                          0          0       174,372         0      (48,377)         0       125,995
  Partnership distributions                  0          0      (195,440)        0            0          0      (195,440)
                                         -----  ---------   -----------   -------   ----------      -----   -----------


BALANCE
  March 31, 1999                         $ 100  1,302,942   $11,418,247   350,338   $2,912,634          0   $14,330,981
                                         =====  =========   ===========   =======   ==========      =====   ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                    (a Georgia Public Limited Partnership)
                            STATEMENT OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                 March 31, 1999    March 31, 1998
                                                                                 ---------------  -----------------
Cash flows from operating activities:
   Net income                                                                       $   125,995       $    4,681
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Equity in income of Joint Venture                                                 (88,677)               0
        Changes in assests and liabilities
          Amortization of organization costs                                              1,562                0
           Decrease in account payable                                                 (214,609)               0
             Increase in prepaid expenses and other assets                                    0           (5,048)
             (Decrease) increase due to affiliates                                        3,606           48,721
                                                                                    -----------       ----------

   Net cash (used in) provided by operating activities                                 (172,123)          48,354
                                                                                    -----------       ----------

Cash flow from investing activities:
  Distributions received from joint ventures                                            125,827                0
  Investment in joint venture                                                          (851,000)               0
   Deferred project costs                                                                     0          (89,989)
                                                                                    -----------       ----------
   Net cash used in investing activities                                               (725,173)         (89,989)
                                                                                    -----------       ----------

Cash flow from financing activities:
   Limited partners' contributions                                                            0        2,571,118
   Sales commissions paid                                                                     0         (127,937)
   Offering costs                                                                             0          (77,133)
   Distribution to Partners from accumulated
    earnings                                                                           (141,007)             (0)
                                                                                    -----------       ----------
   Net cash (used in) provided by financing activities                                 (141,007)       2,366,048
                                                                                    -----------       ----------

Net (decrease) increase in cash and cash equivalents                                 (1,129,448)       2,324,413

Cash and cash equivalents, beginning of year                                          9,292,800              600
                                                                                    -----------       ----------

Cash and cash equivalents, end of period                                            $ 8,163,352       $2,325,013
                                                                                    ===========       ==========

Supplemental disclosure of noncash investing activities:
   Deferred project costs applied to joint venture
   property                                                                         $    35,417       $        0
                                                                                    ===========       ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 March 31, 1999

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

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of March 31, 1999, the Partnership had sold 1,302,942 Class A status Units, and 350,338 Class B Status Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. After payment of $578,648 in acquisition and advisory fees and expenses, payment of $2,066,600 in selling commissions and organization and offering expenses, the investments of $3,333,810 in the Fubd IX-X-XI-REIT Joint Venture, and the investments of $2,398,767 in the Fund X-XI Joint Venture, as of March 31, 1999, the Partnership was holding net offering proceeds of $8,154,977 available for investments in additional properties.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) the Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"), and (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as general partner (the "Fund IX-X-XI-REIT Joint Venture").

     As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building") which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building in Bolder County, Colorado (the "Ohmeda Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building located in Oklahoma City, Oklahoma (the"Lucent Technologies Building") which is owned by Fund IX-X-XI-REIT Joint Venture;
     (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building") which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, and (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building") which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP.

     (b) Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund XI, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

(2)  Deferred Project Costs
     ----------------------

     The Partnership pays acquisition and advisory fees and expenses to Wells Capital, Inc., for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and advisory fees and expenses paid as of March 31, 1999, amounted to $578,648 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(3)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
     L.P., pays all the offering expenses for the Partnership.   The Company may
     be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of March 31, 1999, the Partnership had reimbursed the Company for $495,984 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(4)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in several properties as of March 31, 1999 through its ownership of joint ventures. The Partnership does not have control over the operations of the joint ventures; however it does exercise significant influence. Accordingly investments in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1999:

Fund IX-X-XI-REIT Joint Venture
-------------------------------

Iomega Building
---------------

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4.0 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The expected completion date of this project is July 1, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent is due and payable commencing on May 1, 1999.

The land was purchased at a cost of $212,000 excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements were funded entirely out of capital contributions made by the Partnership in the amount of $851,000.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

As of March 31, 1999, the developed properties owned by the Partnership were 99.8% occupied. Gross revenues of the Partnership of $160,499 and $7,005 for the three months ended March 31, 1999 and 1998, respectively. The increase was attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and equity in income joint ventures. Expense of the Partnership were $34,504 for the three months ended March 31, 1999 and $2,324 for the same period in 1998. This increase was due to an increase in administrative salaries as well as accounting and legal expenses, computer costs and amortization expense.

Net income per weighted average unit for Class A Limited Partners was $0.13 and $0.04 for the three months ended March 31, 1999 and 1998, respectively.

The Partnerships' distributions from net cash from operations accrued to Class A units holders for the first quarter if 1999 was $0.15 per weighted average unit. There were no distributions for the same period in 1998.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not expected to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

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

Liquidity and Capital Resources
-------------------------------

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adqquate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' capital contributions. As of March 31, 1999, the Partnership was holding $8,154,977 available for investment in additional properties.

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                               Three Months Ended
                                                                               ------------------
                                                                        March 31, 1999   March 31, 1998
                                                                        ---------------  ---------------
Revenues:
 Rental income                                                                $260,092         $190,986
 Interest Income                                                                15,060                0
                                                                              --------         --------
                                                                               275,152          190,986
                                                                              --------         --------
Expenses:
 Depreciation                                                                  134,100           91,094
 Management & leasing expenses                                                  21,386           25,282
 Operating costs, net of reimbursements                                        (11,607)          37,768
                                                                              --------         --------
                                                                               143,879          154,144
                                                                              --------         --------

Net income                                                                    $131,273         $ 36,842
                                                                              ========         ========

Occupied %                                                                        98.2%              67%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                                   8.8%               0%

Cash distribution to Partnership                                              $ 19,507         $      0

Net income allocated to the Partnership                                       $  9,722         $      0

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 98%.

Wells Fund IX contributed an additional $79,566 towards the completion of this project. It is currently anticipated that the total cost to complete the project will be approximately $90,434, to the contributed by Wells Fund IX.

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Total expenses decreased due to an offset of tenant reimbursements in operating costs, which resulted in a negative number. Cash distributions for the quarter increased significantly in 1999 over 1998 amount. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11,1998 and, accordingly, began participating in net income and distributions in June 1998.

Lucent Technologies Building / Fund IX-X-XI-REIT Joint Venture
--------------------------------------------------------------

                                                          Three Months Ended
                                                          ------------------
                                                            March 31, 1999
                                                            --------------

Revenues:
 Rental income                                                 $145,752
                                                               --------

Expenses:
 Depreciation                                                    45,801
 Management & leasing expenses                                    5,370
 Other operating expenses                                         3,014
                                                               --------
                                                                 54,185
                                                               --------

Net income                                                     $ 91,567
                                                               ========

Occupied %                                                         100%

Partnership's ownership % in the
Fund IX-X-XI-REIT Joint Venture                                    8.8%

Cash distributed to Partnership                                 $  9,286

Net income allocated to the Partnership                         $  6,747

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisitions cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for most utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the period are not available.

Iomega Building / Fund IX-X-XI-REIT Joint Venture
-------------------------------------------------

                                                             Three Months Ended
                                                             ------------------
                                                                March 31, 1999
                                                                --------------

Revenues:
 Rental income                                                      $123,873
                                                                    --------

Expenses:
 Depreciation                                                         48,495
 Management & leasing expenses                                         5,603
 Other operating expense, net of reimbursements                       (1,713)
                                                                    --------
                                                                      52,385
                                                                    --------

Net income                                                          $ 71,488
                                                                    ========

Occupied %                                                              100%

Partnership's ownership % in the
Fund IX-X-XI-REIT Joint Venture                                          8.8%

Cash distributed to Partnership                                     $  8,566

Net income allocated to the Partnership                             $  5,263

On April 1, 1998 the Wells Fund X acquired a two story office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land located in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006, which was extended to April 30, 2009.

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the prior year are not available. Other operating expenses are negative for the first quarter due to tenant reimbursement reflected in this category, including reimbursement from management fees.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                       Three Months Ended   Two Months Ended
                                                                       -------------------  -----------------
                                                                         March 31, 1999      March 31, 1998
                                                                       -------------------  -----------------
Revenues:
 Rental income                                                                   $256,829           $134,084
                                                                                 --------           --------
Expenses:
 Depreciation                                                                      81,576             54,384
 Management & leasing expenses                                                     11,618                  0
 Operating costs, net of reimbursements                                               363               (699)
                                                                                 --------           --------
                                                                                   93,557             53,685
                                                                                 --------           --------

Net income                                                                       $163,272           $ 80,399
                                                                                 ========           ========

Occupied %                                                                            100%               100%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                                      8.8%                 0%

Cash distribution to Partnership                                                 $ 17,690           $      0

Net income allocated to the Partnership                                          $ 12,073           $      0

On February 13, 1998, Fund IX-X-XI-REIT Joint Venture acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado for a purchase price of $10,325,000 excluding acquisition costs. The Partnership acquired an interest in this property on June 11, 1998.

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

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are available for only two months of the prior quarter. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture on June 11, 1998, and accordingly, began participating in net income and distributions in June 11, 1998.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                Three Month Ended   One Month Ended
                                                                ------------------  ----------------
                                                                  March 31, 1999     March 31, 1998
                                                                ------------------  ----------------
Revenues:
 Rental income                                                           $206,522           $26,133
                                                                         --------           -------

Expenses:
 Depreciation                                                              71,670            23,574
 Management & leasing expenses                                             17,864                 0
 Operating costs, net of reimbursements                                    (2,250)                0
                                                                         --------           -------
                                                                           87,284            23,574
                                                                         --------           -------

Net income                                                               $119,238           $ 2,559
                                                                         ========           =======

Occupied %                                                                    100%              100%

Partnership's ownership % in the
 Fund IX-X-XI-REIT Joint Venture                                              8.8%                0%

Cash distributed to Partnership                                          $ 14,212           $     0

Net income allocated to the Partnership                                  $  9,017           $     0

On March 20, 1998, Fund IX-X-XI-REIT Joint Venture acquired a three-story multi-tenant office building containing the approximately 51,974 rentable square feet on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are available for only one month. Operating costs were negative for the first quarter due to tenant reimbursements being greater than operating expenses including reimbursements for management and leasing expense.

Cort Building / Wells / Orange County Joint Venture
---------------------------------------------------

                                          Three Months Ended
                                          ------------------
                                            March 31, 1999
                                            --------------

Revenues:
 Rental income                                $198,885
                                              --------

Expenses:
 Depreciation                                   46,641
 Management & leasing expenses                   7,590
 Other operating expenses                        8,172
                                              --------
                                                62,403
                                              --------

Net income                                    $136,482
                                              ========

Occupied %                                       100%

Partnership's ownership % in Wells/Orange
  County Joint Venture                           21.2%

Cash distributed to Partnership               $ 41,166

Net income allocated to the Partnership       $ 32,292


On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,400,000, excluding acquisitions costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture of certain operating expenses, as defined in the lease, related on the building.

Since the Cort Building was purchased in July 1988, comparable income and expenses figures for the prior year are not available.

Fairchild Building / Wells / Fremont Joint Venture
--------------------------------------------------

                                              Three Month Ended
                                              -----------------
                                                March 31, 1999
                                                --------------

Revenues:
 Rental income                                   $225,210

Expenses:
 Depreciation                                      71,382
 Management & leasing expenses                      9,324
 Other operating expenses                           1,000
                                                 --------
                                                   81,706
                                                 --------

Net income                                       $143,504
                                                 ========

Occupied %                                          100%

Partnership's ownership %                           42%

Cash distributed to Partnership                  $ 18,999

Net income allocated to the Partnership          $ 13,559


On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fairchild Building") for a purchase price of $8,900,000 excluding acquisitions costs.

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

ITEM 6 (b).  No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WELLS REAL ESTATE FUND XI, L.P.
                          (Registrant)


Dated: May 11, 1999       By: /s/ Leo F. Wells, III
                             ----------------------------------
                          Leo F. Wells, III, as Individual
                          General Partner and as President
                          and Chief Financial
                          Officer of Wells Capital, Inc., the
                          General Partner of Wells Partners, L.P.