Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND XI L P
filed 1999-08-13
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1999            or
                              --------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                       0-25731
                      ----------------------------------------------------------

                        Wells Real Estate Fund XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                     58-2250094
------------------------------                  -----------------------
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

 3885 Holcomb Bridge Road, Norcross, Georgia                          30092
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (770)449-7800
                                                   -------------

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

                                      INDEX
                                      -----

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - June 30, 1999
                   and December 31, 1998................................     3

                  Statement of Income for the Three and Six Months
                   Ended June 30, 1999 and 1998.........................     4

                  Statements of Partners' Capital for the Year Ended
                   December 31, 1998 and the Six Months Ended June 30,
                   1999.................................................     5

                  Statements of Cash Flows for the Six
                   Months Ended June 30, 1999 and 1998..................     6

                  Condensed Notes to Financial Statements...............     7

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations........    13

PART II.  OTHER INFORMATION..............................................   24

                         WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)
                                 BALANCE SHEETS

                     Assets                                         June 30, 1999        December 31, 1998
                     ------                                         -------------        -----------------
Cash and cash equivalents                                           $  6,546,138            $  9,292,800
Investment in Joint Venture (Note 4)                                   7,379,878               4,997,787
Deferred project costs (Note 2)                                          276,080                 375,246
Organizational Costs, less accumulated amortization
  of $6,250 in 1998 and $9,375 in June, 1999                              21,875                  25,000
Due from Affiliates                                                      215,438                 126,692
Prepaid expenses and other assets                                         26,990                  26,990
                                                                    ------------            ------------
     Total assets                                                   $ 14,466,399            $ 14,844,515
                                                                    ============            ============

       Liabilities and Partners' Capital
       ---------------------------------

Liabilities:
  Due to Affiliates                                                 $       (595)           $     88,473
  Partnership distribution payable                                       196,635                 141,007
  Sales commissions payable                                                    0                 214,609
                                                                    ------------            ------------
        Total liabilities                                                196,040                 444,089
                                                                    ------------            ------------

Partners' capital:
  Limited partners:
    Class A - 1,310,906                                               11,488,904              11,439,315
    Class B - 342,374                                                  2,781,355               2,961,011
    Original Partner                                                         100                     100
                                                                    ------------            ------------
        Total partners' capital                                       14,270,359              14,400,426
                                                                    ------------            ------------

        Total liabilities and partners' capital                     $ 14,466,399            $ 14,844,515
                                                                    ============            ============

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)
                              STATEMENTS OF INCOME

                                                      Three Months Ended                              Six Months Ended
                                                      ------------------                              ----------------
                                             June 30, 1999             June 30, 1998          June 30, 1999          June 30, 1998
                                             -------------             -------------          -------------          -------------
Revenues:
     Interest income                          $  74,364                $  70,023               $ 146,186                $ 77,028
     Equity in income of joint ventures          98,117                   11,581                 186,795                  11,581
                                              ---------                ---------               ---------                --------
                                                172,481                   81,604                 332,981                  88,609
Expenses:                                     ---------                ---------               ---------                --------
      Computer costs                              1,477                      697                   3,141                     697
      Partnership administration                 14,131                   11,882                  33,508                  14,206
      Legal and accounting                       19,298                   23,014                  31,199                  23,014
      Amortization of organization costs          1,562                        0                   3,125                       0
                                              ---------                ---------               ---------                --------
                                                 36,468                   35,593                  70,973                  37,917
                                              ---------                ---------               ---------                --------

      Net income                              $ 136,013                $  46,011              $  262,008                $ 50,692
                                              =========                =========              ==========                ========

Net loss allocated to General Partners                0                $     (73)             $        0                $    (73)

Net income allocated to Class A Limited       $ 199,995                $  53,266              $  374,368                $ 57,947
     Partners

Net loss allocated to Class B Limited         $ (63,983)               $  (7,182)             $ (112,360)               $ (7,182)
     Partners

Net income per weighted average               $     .15                $    (.18)             $      .20                $    .22
     Class A Limited Partner Unit

Net loss per weighted average
     Class B Limited Partner Unit             $    (.19)               $    (.10)             $     (.33)               $   (.10)

Cash distribution per Class A Limited
     Partner Unit                             $     .15                $       0              $      .30                $      0

                         WELLS REAL ESTATE FUND XI, L.P.
                      (a Georgia Public Limited Partnership

                         STATEMENT OF PARTNERS' CAPITAL
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                     AND THE SIX MONTHS ENDED JUNE 30, 1999

                                                            Limited Partners
                                               ----------------------------------------------
                                                    Class A                   Class B                                 Total
                                                    -------                   -------              General          Partner's
                                 Original      Units      Amounts        Units        Amounts      Partners          Capital
                                 --------      -----      -------        -----        -------      --------         ---------
BALANCE,
 December 31, 1997                $ 100            0  $          0            0     $         0      $ 500       $        600

 Limited partner contributions        0    1,302,942    13,029,423      350,333       3,503,378          0         16,532,801
 Net income (loss)                    0            0       254,862            0        (111,067)      (500)           143,295
 Sales commissions                    0            0    (1,237,834)           0        (332,821)         0         (1,570,655)
 Other offering expenses              0            0      (366,255)           0         (98,479)         0           (464,734)
 Partnership distributions            0            0      (240,881)           0               0          0           (240,881)
                                  -----    ---------  ------------    ---------     -----------      -----       ------------
BALANCE,
 December 31, 1998                $ 100    1,302,942  $ 11,439,315      350,338     $ 2,961,011      $   0       $ 14,400,426
                                  -----    ---------  ------------    ---------     -----------      -----       ------------

Net income (loss)                     0            0       374,368            0        (112,360)         0            262,008
Partnership distributions             0            0      (392,075)           0               0          0           (392,075)
Class A conversions elections         0        8,000        67,616       (8,000)        (67,616)         0                  0
Class B conversions elections         0          (36)         (320)          36             320          0                  0
                                  -----    ---------  ------------    ---------     -----------      -----       ------------
BALANCE,
  June 30, 1999                   $ 100    1,310,906  $ 11,488,904      342,374     $ 2,781,355          0       $ 14,270,359
                                  =====   ==========  ============    =========     ===========      =====       ============

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND XI, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                     June 30, 1999             June 30, 1998
                                                                     -------------             -------------
Cash flows from operating activities:
 Net income                                                           $    262,008              $     50,692
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Equity in earnings of joint venture                                   (186,795)                  (11,581)
     Changes in assets and liabilities:
       Amortization of organization costs                                    3,125                         0
       Increase in accounts receivables                                          0                   (15,000)
       Decrease in accounts payable                                         (1,125)                        0
       Increase in prepaid expenses and other assets                       (60,000)                   (5,000)
       (Decrease) Increase due to affiliates                               (87,944)                   10,584
                                                                      ------------              ------------
  Net cash (used in) provided by operating activities                      (70,731)                   29,695
                                                                      ------------              ------------
Cash flow from investing activities:
 Deferred project costs                                                          0                  (230,202)
 Investment in joint venture                                            (2,381,000)               (2,482,811)
 Distributions received from joint ventures                                256,126                         0
                                                                      ------------              ------------
  Net cash used in investing activities                                 (2,124,874)               (2,713,013)

Cash flow from financing activities:
  Limited partners' contributions                                                0                 6,577,203
  Sales commissions                                                       (214,609)                 (595,805)
  Offering costs                                                                 0                  (197,316)
  Distribution to Partners from accumulated earnings                      (336,447)                        0
                                                                      ------------              ------------
  Net cash (used in) provided by financing activities                     (551,056)                5,784,082
                                                                      ------------              ------------

Net (decrease) increase in cash and cash equivalents                    (2,746,662)                3,100,764

Cash and cash equivalents, beginning of year                          $  9,292,800              $        600
                                                                      ------------              ------------
Cash and cash equivalents, end of period                              $  6,546,138              $  3,101,364
                                                                      ============              ============
Supplemental disclosure of noncash investing activities:
   Deferred project costs applied to joint venture property           $     99,167              $    103,451
                                                                      ============              ============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND XI, L.P.
                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                 June 30, 1999

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

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. As of June 30, 1999, the Partnership had sold 1,310,906 Class A Status Units, and 342,374 Class B Status Units, held by a total of 1,250 and 95 Class A and B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. After payment of $578,648 in acquisition and advisory fees and acquisition expenses, payment of $2,066,600 in selling commissions and organization and offering expenses, the investment of $3,333,810 in the Fund IX-X-XI-REIT Joint Venture, and the investment of $2,398,767 in Fund X-XI Joint Venture and the investment of $1,530,000 in the Fund XI-XII-REIT Joint Venture, as of June 30, 1999, the Partnership was holding net offering proceeds of $6,624,977 available for investment in properties.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) the Fund X and Fund XI Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"), (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as general partner (the "Fund IX-X-XI-REIT Joint Venture"), and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XII, L.P., and Wells OP (the "Fund XI-XII REIT Joint Venture").

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in

     Knoxville, Tennessee (the "ABB Building") which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building in Bolder County, Colorado (the "Ohmeda Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building located in Oklahoma City, Oklahoma (the"Lucent Technologies Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building") which is owned by Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building") which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building") which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, and (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture.

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

(2)  Deferred Project Costs
     ----------------------

     The Partnership pays acquisition and advisory fees and acquisition expenses to Wells Capital, Inc., for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and advisory fees and expenses paid as of June 30, 1999, amounted to $578,648 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(3)  Deferred Offering Costs
     -----------------------

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of June 30, 1999, the Partnership had reimbursed the

     Company for $495,984 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(4)  Investments in Joint Ventures
     -----------------------------

     The Partnership owns interests in several properties as of June 30, 1999 through its ownership of joint ventures. The Partnership does not have control over the operations of the joint ventures; however it does exercise significant influence. Accordingly investments in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

     The following describes additional information about the properties in which the Partnership owns an interest as of June 30, 1999:

     Fund IX-X-XI-REIT Joint Venture
     -------------------------------

     Iomega Building
     ---------------

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4.0 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent was due and payable commencing on May 1, 1999. The tenant was billed retroactively for this amount.

     The land was purchased at a cost of $212,000 excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements were funded entirely from capital contributions made by the Partnership in the amount of $851,000. The project was completed at a total cost of $874,625. It is anticipated that the shortfall will be funded by Wells Real Estate Fund XI.

     Acquisitions of Assets
     ----------------------

     On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture (the "Joint Venture"), acquired a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Seller").

     The Joint Venture is a joint venture partnership among Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited Partnership formed to acquire, own lease, operate and manage real properties on behalf of the Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), the Partnership, and Wells Real Estate Fund XII, L.P. ("Wells Fund XII") an affiliated Georgia limited partnership. The Joint Venture was originally formed on May 1, 1999 as a joint venture between Wells OP and the Partnership and pursuant to a joint venture partnership agreement, which was amended and restated on June 21, 1999 to admit Wells Fund XII as a joint venture partner. The Joint Venture was formed for the purpose of the acquisition, ownership, development, leasing, operation, sale and management of real properties. The investment objectives of Wells OP and Wells Fund XII are substantially identical to those of the Partnership.

     Wells LLC was formed by the Joint Venture solely for the purpose of the acquisition, ownership and operation of the EYBL CarTex Building.

     The rights under the Contract were assigned by Wells Capital, Inc., an affiliate of the Partnership and the original purchaser under the Contract, to Wells LLC at closing. The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building, including attorney's fees, recording fees and other closing costs, of approximately $37,000.

     The Partnership contributed $1,530,000 to the Joint Venture and held an equity percentage interest in the Joint Venture of approximately 29.9% for its share of the purchase of the EYBL CarTex Building, and Wells OP contributed $3,592,000 to the Joint Venture and, as of June 30, 1999, held an equity percentage interest in the Joint Venture of approximately 70.1% for its share of the purchase of the EYBL CarTex Building. Wells Fund XII had not yet contributed to the Joint Venture as of June 30, 1999. All income, loss, profit, net cash flow, resale gain and sale proceeds of the Joint Venture are allocated and distributed between the Partnership, Wells Fund XII, and Wells OP based upon their respective capital contributions to the Joint Venture.

     The EYBL CarTex Building is a manufacturing and office building consisting of a total of 169,510 square feet comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which consisted of an additional 64,000 square feet of warehouse space.

     The property, located at 111 SouthChase Boulevard, was developed in the early 1980s on a site of approximately 11.94 acres. The site is located in the SouthChase Industrial Park, which is located adjacent to I-385 in southwest Greenville with easy access to I-85. The current configuration of the parking lot allows for approximately 252 spaces for vehicles, which has proven adequate for current tenant. The landscaping at the facility is in good condition and is consistent with the quality level of the entire complex.

     An independent appraisal of the EYBL CarTex Building was prepared by CB Richard Ellis, real estate appraisers, as of April 27, 1999, pursuant to which the market value of the land and the leased fee interest subject to the Lease (described below) was estimated to be $5,250,000, in cash or terms equivalent to cash. This value estimate was based upon a number of assumptions, including that the EYBL CarTex Building will continue operating at a stabilized level with EYBL Cartex occupying 100% of the rentable area, and is not necessarily an accurate reflection of the fair market value of the property. The Partnership also obtained an environmental report prepared by Law Engineering and Environmental Testing, Inc. prior to closing evidencing that the environmental condition of the land and the EYBL CarTex Building was satisfactory.

     The entire 169,510 rentable square feet of the EYBL CarTex Building is currently under an Agreement of Lease (The "Lease") with EYBL CarTex, Inc., a South Carolina corporation ("Eybl CarTex"). The Lease was assigned to Wells LLC at the closing.

     The initial term of the Lease is ten years which commenced on March 1, 1998 and expires in February 2008. EYBL CarTex has the right to extend the Lease for two additional five year periods of time. Each extension option must be exercised by giving notice to the landlord at least 12 months prior to the expiration date of the then current lease term.

     The base rent payable under the Lease for the remainder of the lease term shall be as follows.

               Lease Year                       Annual Rent
               ----------                       -----------
                    2                           $508,530.00
                    3                           $508,530.00
                    4                           $508,530.00
                    5                           $550,907.50
                    6                           $550,970.50
                    7                           $593,285.00
                    8                           $593,285.00
                    9                           $610,236.00
                   10                           $610,236.00

     Under the Lease, EYBL CarTex is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the EYBL CarTex Building during the term of the Lease. In additional, EYBL CarTex is responsible for all routine maintenance and repairs to the EYBL CarTex Building. Wells LLC, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

     Pursuant to a lease commission agreement dated February 12, 1998 between Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

     For additional information regarding the EYBL CarTex Building, refer to the Partnership's form 8-K dated May 18, 1999, which was filed with the Commission on June 2, 1999 (Commission File No. 0-25731).

     Property Management Fees
     ------------------------

     Wells Management Company, Inc. ("Wells Management"), an affiliate of the Partnership, has been retained to manage and lease the EYBL CarTex Building. Wells LLC pays management and leasing fees to Wells Management in the amount of 4.5% of gross revenues from the EYBL CarTex Building on a monthly basis.

     Fund XI-XII-REIT Joint Venture
     ------------------------------

     On June 21, 1999, Fund XI and REIT Associates, a joint venture between the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as the general partner, was amended and restated to admit Wells Real Estate Fund XII, L.P. ("Wells Fund XII"), a Georgia public limited partnership. Wells Fund XII is also affiliated with the Partnership and its General Partners.

     The Sprint Building
     -------------------

     On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas (the "Sprint Building") for a purchase price of $9,546,210.

     Sprint Communications, a world wide leader in the telecommunications field has occupied the entire Sprint Building since May 19, 1997, under a 10 year net lease that expires on May 18, 2007. Sprint has the right to extend the lease for two additional five year periods. The annual base rent payable during the first five years of the lease is $999,050 in equal monthly installments of $83,254. The annual base rent during the last five years of the lease is $1,102,400 in equal monthly installments $91,867. The monthly base rent for each extended term of the Lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size and conditions in comparable office buildings in the suburban south Kansas City, Missouri and south Johnson County, Kansas areas. In addition to base rent, Sprint will pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance and other operating costs with respect to the Sprint Building during the term of the Lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot and the landscaping to the Sprint Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation and structure.

     The Partnership contributed $3,000,000, Wells Fund XII contributed $1,000,000 and Wells OP contributed $5,546,210 to the Joint Venture for their respective share of the acquisition costs for the Sprint Building.

     The Partnership has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $4,530,000 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of $30.88%; Wells Fund XII has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $1,000,000 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 6.82%; and Wells OP has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $9,138,038 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 62.30%.

     For additional information regarding the Sprint Building, refer to the Partnership's Form 8-K dated July 2, 1999, which was filed with the Commission on July 16, 1999 (Commission File No. 0-25731).


     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
     -------------------------------------------------------------------------
     RESULTS OF OPERATION.
     ---------------------

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to the shareholders in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, financing risks, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     As of June 30, 1999, the developed properties owned by the Partnership were 99.8% occupied, compared to 91% in 1998. Gross revenues of the Partnership of were $332,981 and $88,609 for the six months ended June
     30, 1999 and 1998, respectively. The increase in revenues was attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties and increase in income from joint ventures. Expense of the Partnership were $70,973 for the six months ended June 30, 1999 as compared to $37,917 for the same period in 1998. The increase was due to an increase in administrative salaries as well as accounting and legal expenses, computer costs and amortization expense.

     Net income per weighted average unit for Class A Limited Partners was $0.29 and $0.22 for the six months ended June 30, 1999 and 1998, respectively.

     The Partnership's distributions from net cash from operations accrued to Class A units holders for the second quarter of 1999 was $0.15 per weighted average unit. There were no distributions for the same period in 1998.

     Liquidity and Capital Resources
     -------------------------------

     The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distribution to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements or renovation to the properties expected to be funded from cash flow from operations.

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partners' capital contributions. As of June 30, 1999, the Partnership was holding $6,624,977 available for investment in additional properties.

     Year 2000
     ---------

     The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999, all testing of systems has been completed.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following operational properties:

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                Three Months Ended                        Six Months Ended
                                                ------------------                        ----------------
                                          June 30,1999        June 30,1998        June 30,1999      June 30, 1998
                                          ------------        ------------        ------------      --------------
Revenues:
     Rental income                          $ 261,987           $ 190,986           $ 522,079          $ 381,972
     Interest income                           16,681                   0              31,741                  0
                                            ---------           ---------           ---------          ---------
                                              278,668             190,986             553,820            381,972
                                            ---------           ---------           ---------          ---------
Expenses:
     Depreciation                             134,100              93,684             268,200            184,778
     Management & leasing expense              29,504              24,906              61,406             50,188
     Other operating expenses                  25,829               8,899               3,707             46,667
                                            ---------           ---------           ---------          ---------
                                              189,433             127,489             333,313            281,633
                                            ---------           ---------           ---------          ---------
     Net income                             $  89,235           $  63,497           $ 220,507          $ 100,339
                                            =========           =========           =========          =========

Occupied %                                      98.28%                 67%              98.28%                67%

Partnership's Ownership % in the Fund
IX-X-XI-REIT Joint Venture                        8.8%                7.8%                8.8%               7.8%

Cash distribution to Partnership            $  19,909           $   4,560           $  39,415          $   4,560

Net income allocated to Partnership         $   7,888           $   2,100           $  17,611          $   2,100

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Total expenses increased in 1999 as compared to 1998 due largely to the increase in depreciation expenses. Other operating expenses decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to differences in the annual adjustment for common area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Operating expenses were higher for the three month period ended June 30, 1999, as compared to the six months ended June 30, 1999, because upon reconciliation of the common area maintenance, some tenants received credit for overpayments.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                        Three Months Ended       Six Months Ended    Five Months Ended
                                                        ------------------       ----------------    -----------------
                                                 June 30, 1999    June 30,1998    June 30, 1999       June 30, 1998
                                                 -------------    ------------    -------------       -------------
Revenues:
     Rental income                                  $256,829        $ 254,939       $ 513,657           $ 389,023
                                                    --------        ---------       ---------           ---------

Expenses:
     Depreciation                                     81,576           81,576         163,152             135,960
     Management & leasing expense                     12,058           17,928          23,675              17,928
     Other operating expenses                         (4,450)             610          (4,087)                (89)
                                                    --------        ---------       ---------           ---------
                                                      89,184          100,114         182,740             153,799
                                                    --------        ---------       ---------           ---------
     Net income                                     $167,645        $ 154,825       $ 330,917           $ 235,224
                                                    ========        =========       =========           =========

Occupied %                                               100%             100%            100%                100%

Partnership's Ownership % in the Fund                    8.8%             7.8%            8.8%                7.8%
IX-X-XI-REIT Joint Venture

Cash distribution to Partnership                    $ 21,528        $   6,210       $  39,218           $   6,210

Net income allocated to Partnership                 $ 14,820        $   4,188         $  26,894         $   4,188

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

Rental income remained relatively stable for the three months ended June 30, 1999 as compared to the same period in 1998. The six month period ended June 30, 1999, cannot be compared to 1998, because that year covered approximately 5 months. Other operating expenses are negative for the second quarter due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year operating expenses which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Cash distributions and net income allocated to the Partnership increased in 1999 as compared to 1998. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture increased in 1999 as compared to 1998 due to additional funding by the Partnership to the Joint Venture.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                               Three Months Ended
                                               ------------------               Six Months Ended     Four Months Ended
                                         June 30, 1999     June 30, 1998         June 30, 1999         June 30, 1998
                                         -------------     -------------        ----------------     -----------------
Revenues:
     Rental income                         $ 207,758         $ 212,442              $ 414,279             $ 238,575
                                           ---------         ---------              ---------             ---------
Expenses:
     Depreciation                             71,670            71,065                143,340                94,639
     Management & leasing expense             17,755            19,237                 35,619                19,237
     Other operating costs,                   12,884           (48,278)                10,633               (48,278)
                                           ---------         ---------              ---------             ---------
                                             102,309            42,024                189,592                65,598
                                           ---------         ---------              ---------             ---------

     Net income                            $ 105,449         $ 170,418              $ 224,687             $ 172,977
                                           =========         =========              =========             =========

Occupied %                                       100%              100%                   100%                  100%

Partnership's Ownership % in the Fund            8.8%              7.8%                   8.8%                  7.8%
IX-X-XI-REIT Joint Venture

Cash distribution to the Partnership       $  15,526         $   6,037              $  29,738             $   6,037

Net income allocated to the Partnership    $   9,322         $   4,864              $  18,340             $   4,864

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

Rental income remained relatively stable for the three month period ended June 30, 1999 as compared to the same period for 1998. The six month period ended June 30, 1999 cannot be compared to 1998 since those figures reflect only four months activities.

Cash distributions and net income allocated to the Partnership for three months ended June 30, 1999 increased as compared to the same period last year. Operating expenses increased significantly for the period ended June 30, 1999, as compared to the same period for 1998. This is attributed to the large increase in property taxes, utilities and security costs. The Partnership's ownership in the Fund IX-X-XI REIT Joint Venture increased in 1999 as compared to 1998 due to additional funding by the Partnership to the Joint Venture in 1999.

Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                    Three Months Ended     One Month Ended       Six Months Ended
                                    ------------------     ---------------      -----------------
                                      June 30, 1999         June 30, 1998         June 30, 1999
                                      -------------         -------------         -------------
Revenues:
   Rental income                        $145,752                $9,885               $291,504

Expenses:
   Depreciation                           45,801                 4,382                 91,602
   Management & leasing expenses           5,370                     0                 10,739
   Other operating expenses                9,184                     0                 12,198
                                        --------                ------               --------
                                          60,355                 4,382                114,539
                                        --------                ------               --------
Net income                              $ 85,397                 5,503               $176,965
                                        ========                ======               ========

Occupied %                                   100%                  100%                   100%

Partnership's ownership % in the
   Fund IX-X-XI-REIT                         8.8%                  7.8%                   8.8%

Cash distributed to the
   Partnership                          $ 10,581                $9,929               $ 19,867

Net income allocated to the
   Partnership                          $  7,549                $  429               $ 14,298

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

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the three months and six months ended June 30, 1998 only reflect one months activity. Thus, comparative financial information from the prior year's periods is not available. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership to the Joint Venture in 1999.

Iomega Building/Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------

                                          Three Months Ended          Six Months Ended
                                          ------------------          ----------------
                                   June 30, 1999     June 30, 1998     June 30, 1999
                                   -------------     -------------    ----------------
Revenues:
   Rental income                      $123,873          $120,000          $247,746
                                      --------          --------          --------

Expenses:
   Depreciation                         48,495            48,984            96,990
   Management & leasing expenses         3,735             5,603             9,338
   Other operating expenses              4,238             2,205             2,525
                                      --------          --------          --------
                                        56,468            56,792           108,853
                                      --------          --------          --------
Net income                            $ 67,405          $ 63,208          $138,893
                                      ========          ========          ========

Occupied %                                 100%              100%              100%

Partnership ownership % in the
   Fund IX-X-XI-REIT                      8.84%                0%             8.84%

Cash distributed to Partnership       $  9,904          $   0.00          $ 18,470

Net income allocated to the
   Partnership                        $  5,959          $   0.00          $ 11,222

On April 1, 1998, Wells Fund X acquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, the Partnership contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparative income and expense figures for the period ended June 30, 1998 only reflect three months of activities, and cannot be compared to the six months ended June 30, 1999.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended for additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent was due and payable commencing on May 1, 1999.

The land was purchased at a cost of $212,000 excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689. The funds used to acquire the land and for the improvements are being funded entirely from capital contributions made by Wells Fund XI in the amount of $851,000. The project was completed at a total cost of $874,625. It is anticipated that the shortfall will be funded by the Partnership.


Cort Building / Wells / Orange County Joint Venture
---------------------------------------------------

                                        Three Months Ended   Six Months Ended
                                        ------------------   ----------------
                                             June 30, 1999      June 30, 1999
                                             -------------      -------------
Revenues:
   Rental income                            $ 198,886              $ 397,771
                                            ---------              ---------

Expenses:
   Depreciation                                46,641                 93,282
   Management & leasing expenses                7,590                 15,180
   Other operating expenses                     5,281                 13,453
                                            ---------              ---------
                                               59,512                121,915
                                            ---------              ---------

Net income                                  $ 139,374              $ 275,856
                                            =========              =========

Occupied %                                        100%                   100%

Partnership's ownership %                        21.2%                  21.2%

Cash distributed to the Partners            $  41,850              $  83,016

Net income allocated to the
    Partnership                             $  26,281              $  58,573



On July 31, 1998, the Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a
3.65 acre tract of land in Fountain Valley, California (the "Cort Building") for a purchase price of $6,4000,000, excluding acquisitions costs.

The Cort Building is 100% occupied by one tenant with a 15-year lease term that commenced on November 1, 1988 and expires on October 31, 2003. The monthly base rent payable under the lease is $63,247 through April 30, 2001, at which time the monthly base rent will be increased 10% to $69,574 for the remainder of the lease term. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the Cort Joint Venture of certain operating expenses, as defined in the lease, related to the building.

Since the Cort Building was purchased in July 1998, comparable income and expenses figures for the prior year are not available.

Fairchild Building / Wells / Fremont Joint Venture
--------------------------------------------------

                            Three Months Ended      Six Months Ended
                            ------------------      ----------------
                                 June 30, 1999         June 30, 1999
                                 -------------         -------------
Revenues:
   Rental income                     $ 225,211             $ 450,421
                                     ---------             ---------

Expenses:
   Depreciation                         71,382               142,764
   Management & leasing expenses         9,343                18,667
   Other operating expenses              6,315                 7,315
                                     ---------             ---------
                                        87,040               168,746
                                     ---------             ---------

Net income                           $ 138,171             $ 281,675
                                     =========             =========

Occupied %                                 100%                  100%

Partnership's Ownership %                11.25%                11.25%

Cash distributed to the Partnership  $  13,055             $  37,493

Net income allocated to the
    Partnership                      $  18,494             $  26,614


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

EYBL CarTex Building / Wells Fund XI-XII-REIT Joint Venture
-----------------------------------------------------------

                                                           Two Months Ended
                                                           ----------------
                                                             June 30, 1999
                                                             -------------
Revenues:
   Rental income                                                 $70,126
                                                                 -------

Expenses:
   Depreciation                                                   33,268
   Management & leasing expenses                                  10,849
   Other operating expenses
                                                                       0
                                                                 -------
                                                                  44,117
                                                                 -------
Net income                                                       $26,009
                                                                 =======

Occupied %                                                           100%

Partnership's ownership %                                           29.9%

Cash distribution to Partnership                                 $15,152

Net income allocated to the Partnership
                                                                 $ 7,761

On May 18, 1999, Wells Real Estate, LLC - SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture, acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building") for a purchase price of $5,085,000 excluding acquisitions costs.

The building is 100% occupied by EYBL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,905.95 in the 5th year, $49,440.42 in the 7th year and $50,853.00 in the 9th year. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). On June 2, 1999, the Partnership filed a Form 8-K dated May 18, 1999, reporting the acquisition of the EYBL CarTex Building.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WELLS REAL ESTATE FUND XI, L.P.
                        (Registrant)


Dated: August 10, 1999    By: /s/ Leo F. Wells, III
                              -----------------------------------
                          Leo F. Wells, III, as Individual
                          General Partner and as President
                          and Chief Financial
                          Officer of Wells Capital, Inc., the
                          General Partner of Wells Partners, L.P.