Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND XI L P
filed 1999-11-12
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1999            or
                               -----------------------------------

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 For the transition period from _____________ to ___________

Commission file number                0-25731
                       -----------------------------------------

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Georgia                                         58-2250094
---------------------------              ---------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
-------------------------------------------         ---------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (770) 449-7800
                                                    ---------------------


--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes    X      No _______
                -----

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                Page No.
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

       Balance Sheets--September 30, 1999 and December 31, 1998                     3

       Statements of Income for the Three Months and Nine Months Ended
          September 30, 1999 and 1998                                               4

       Statements of Partners' Capital for the Nine Months Ended September
          30, 1999 and the Year Ended December 31, 1998                             5

       Statements of Cash Flows for the Nine Months Ended
          September 30, 1999 and 1998                                               6

       Condensed Notes to Financial Statements                                      7

  Item 2.  Management's Discussion and Analysis of Financial
       Conditions and Results of Operations                                        12

PART II.  OTHER INFORMATION                                                        26

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                   1999               1998
                                                                             ---------------      -------------
ASSETS:
  Cash and cash equivalents                                                 $         2,137       $  9,292,800
  Investment in joint venture (Note 2)                                           14,192,400          4,997,787
  Deferred project costs                                                                 37            375,246
  Organizational costs, less accumulated amortization
    of $6,250 in December 1998 and $15,625 in
    September 1999                                                                   15,625             25,000
  Due from affiliates                                                               241,287            126,692
  Prepaid expenses and other assets                                                   5,490             26,990
                                                                            ---------------       ------------
            Total assets                                                    $    14,456,976       $ 14,844,515
                                                                            ===============       ============
LIABILITIES AND PARTNERS' CAPITAL:
  Due to affiliates                                                         $          (595)      $     88,473
  Partnership distributions payable                                                 262,981            141,007
  Sales commissions payable                                                               0            214,609
                                                                            ---------------       ------------
            Total liabilities                                                       262,386            444,089
                                                                            ---------------       ------------
  Partners' capital:
    Limited partners:
      Class A--1,314,906 units outstanding at
        September 30, 1999 and 1,302,942 at
        December 31, 1998                                                        11,572,858         11,439,315
      Class B--338,374 units outstanding at
        September 30, 1999 and 350,337 at
        December 31, 1998                                                         2,621,732          2,961,011
      Original partner                                                                    0                100
                                                                            ---------------       ------------
            Total partners' capital                                              14,194,590         14,400,426
                                                                            ===============       ============
            Total liabilities and partners' capital                         $    14,456,976       $ 14,844,515
                                                                            ===============       ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME


                                                                                       Nine Months     Seven Months
                                                            Three Months Ended            Ended           Ended
                                                       -----------------------------
                                                       September 30,   September 30,   September 30,   September 30,
                                                           1999            1998            1999           1998
                                                       -----------     ------------    ------------    ------------
REVENUES:
  Interest income                                       $  12,818      $   (2,640)       $ 159,004      $   74,388
  Equity in income of joint ventures (Note 2)             205,332          41,088          392,127          52,669
                                                       ----------     -----------        ---------     -----------
                                                          218,150          38,448          551,131         127,057
                                                       ----------     -----------        ---------     -----------
EXPENSES:
  Computer costs                                            2,558           1,170            5,699           1,867
  Partnership administration                               13,531           8,945           47,039          23,151
  Legal and accounting                                      8,499           9,770           39,698          32,784
  Amortization of organizational costs                      6,250               0            9,375               0
                                                       ----------     -----------        ---------     -----------
                                                           30,838          19,885          101,811          57,802
                                                       ----------     -----------        ---------     -----------
              Net income                                $ 187,312      $   18,563        $ 449,320      $   69,255
                                                       ==========     ===========        =========     ===========
NET LOSS ALLOCATED TO GENERAL
  PARTNERS                                              $       0      $     (381)       $       0      $     (454)
                                                       ==========     ===========        =========     ===========
NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                      $ 313,127      $   56,719        $ 687,495      $  114,666
                                                       ==========     ===========        =========     ===========
NET LOSS ALLOCATED TO CLASS B LIMITED
  PARTNERS                                              $(125,815)     $  (37,775)       $(238,175)     $  (44,957)
                                                       ==========     ===========        =========     ===========
NET INCOME PER CLASS A WEIGHTED
  AVERAGE LIMITED PARTNER UNIT                          $    0.24      $     0.14        $    0.52      $     0.36
                                                       ==========     ===========        =========     ===========
NET LOSS PER CLASS B WEIGHTED AVERAGE
  LIMITED PARTNER UNIT                                  $   (0.37)     $     0.11        $   (0.70)     $     0.13
                                                       ==========     ===========        =========     ===========
CASH DISTRIBUTION PER CLASS A LIMITED
  PARTNER UNIT                                          $    0.20      $     0.15        $    0.50      $     0.15
                                                       ==========     ===========        =========     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                   THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                   AND FOR THE YEAR ENDED DECEMBER 31, 1998





                                                              Limited Partners
                                                ----------------------------------------------               Total
                                                       Class A                 Class B          General     Partners'
                                                ----------------------  ----------------------
                                       Original   Units      Amounts      Units      Amounts    Partners     Capital
                                       -------- ---------  -----------  --------   -----------  --------  ------------
BALANCE, December 31, 1997             $    100         0  $         0  $      0   $         0  $    500  $        600
   Limited partner contributions              0 1,302,942   13,029,423   350,338     3,503,378         0    16,532,801
   Net income (loss)                          0         0      254,862         0      (111,067)     (500)      143,295
   Sales commissions                          0         0   (1,237,834)        0      (332,821)        0    (1,570,655)
   Other offering expenses                    0         0     (366,255)        0       (98,479)        0      (464,734)
   Partnership distributions                  0         0     (240,881)        0             0         0      (240,881)
                                       -------- ---------  -----------  --------   -----------  --------  ------------
BALANCE, December 31, 1998                  100 1,302,942   11,439,315   350,338     2,961,011         0    14,400,426

   Net income (loss)                          0         0      687,495         0      (238,175)        0       449,320
   Partnership distributions                  0         0     (655,056)        0             0         0      (655,056)
   Class B conversion elections               0    12,000      101,424   (12,000)     (101,424)        0             0
   Class A conversion elections               0       (36)        (320)       36           320         0             0
   Return of original limited
      partner investment                   (100)        0            0         0             0         0          (100)
                                       -------- ---------  -----------  --------   -----------  --------  ------------
BALANCE, September 30, 1999            $      0 1,314,906  $11,572,858   338,374   $ 2,621,732  $      0  $ 14,194,590
                                       ======== =========  ===========  ========   ===========  ========  ============

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                                                    Nine Months      Seven Months
                                                                                       Ended             Ended
                                                                                   September 30,     September 30,
                                                                                        1999             1998
                                                                                  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   449,320      $    69,255
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of joint ventures                                            (392,127)         (52,669)
         Changes in assets and liabilities:
            Amortization of organizational costs                                          9,375                0
            Accounts receivables                                                         21,500          (10,000)
            Accounts payable                                                             (1,125)               0
            Prepaid expenses and other assets                                            (9,964)          (5,000)
            Due to affiliates                                                           (22,944)          44,070
                                                                                    -----------      -----------
               Net cash provided by operating activities                                 54,035           45,656
                                                                                    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred project costs                                                                     0         (341,285)
   Investments in joint ventures                                                     (9,005,977)      (4,881,577)
   Distributions received from joint ventures                                           409,070           26,736
                                                                                    -----------      -----------
               Net cash used in investing activities                                 (8,596,907)      (5,196,126)
                                                                                    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Limited partners' contributions                                                            0        9,750,998
   Sales commissions                                                                   (214,609)        (895,976)
   Offering costs                                                                             0         (292,530)
   Distributions to partners from accumulated earnings                                 (533,082)               0
   Return of original limited partner investment                                           (100)               0
                                                                                    -----------      -----------
               Net cash (used in) provided by financing activities                     (747,791)       8,562,492
                                                                                    -----------      -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (9,290,663)       3,412,022

CASH AND CASH EQUIVALENTS, beginning of year                                          9,292,800              600
                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                                            $     2,137      $ 3,412,622
                                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
      Deferred project costs applied to joint venture property                      $   375,210      $   161,734
                                                                                    ===========      ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  General

     Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as general partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 31, 1998 at which time the Partnership had sold 1,314,906 Class A status units and 338,374 Class B status unites held by a total of 1,250 and 95 Class A and B limited partners, respectively, for total limited partner capital contributions of $16,532,802. As of September 30, 1999, the Partnership has paid $578,648 in acquisition and advisory fees and acquisition expenses and payment of $2,066,600 in selling commissions and organization and offering expenses, and has invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

     The Partnership owns interest in properties through equity ownership in the following joint ventures: (i) the Fund X and Fund XI Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"); (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as general partner (the "Fund IX-X-XI-REIT Joint Venture"); and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XII, L.P., and Wells OP (the "Fund XI-XII REIT Joint Venture").

     As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture; (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture; and
     (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

     (b)  Basis of Presentation

     The financial statements of Wells Real Estate Fund XI, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-Q for the year ended December 31, 1998.

2.   INVESTMENTS IN JOINT VENTURES

     The Partnership owns interest in several properties as of September 30, 1999 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

     The following describes additional information about the properties in which the Partnership owns interests as of September 30, 1999:

     Fund IX-X-XI-REIT Joint Venture

          Iomega Building

          On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is being used for additional parking and a loading-dock area, which includes at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional rent an amount equal to 13% per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional rent commenced on May 1, 1999.

          The land was purchased at a cost of $212,000 excluding acquisition costs. The funds used to acquire the land and for the improvements were funded entirely from capital contributions made by the Partnership in the amount of $874,626. The project was completed at a total cost of $874,626.

Fund XI-XII-REIT Joint Venture

          The Sprint Building

          On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas, from Bridge Information Systems America, Inc.

          The purchase price for the Sprint Building was $9,500,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorneys' fees, recording fees, and other closing costs, of approximately $46,210.

          The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997 (the "Lease"). The landlord's interest in the Lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing.

          The initial term of the Lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the Lease for two additional five-year periods of time.

          The monthly base rent payable under the Lease is $83,254.17 ($14.50 per square foot) through May 18, 2002 and $91,866.67 ($16.00 per square foot) for the remainder of the lease term. The monthly base rent payable for each extended term of the Lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas areas.

          Under the Lease, Sprint is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Sprint Building during the term of the Lease. In addition, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot, and the landscaping to the Sprint Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation, and structure.

          The Lease contains a termination option which may be exercised by Sprint effective as of May 18, 2004 provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the Fund XI-XII-REIT Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the Fund XI-XII-REIT Joint Venture a termination payment equal to $6.53 per square foot, or $450,199.

          Sprint also has an expansion option for an additional 20,000 square feet of office space which may be exercised in two expansion phases. Sprint's expansion rights involve building on unfinished ground-level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

          For additional information regarding the Sprint Building, refer to Form 8-K of Wells Real Estate Fund XI, L.P. dated July 2, 1999, which was filled with the Commission on July 16, 1999 (Commission File
          No. 0-25731).

          The Johnson Matthey Building

          On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building located in Chester County, Pennsylvania, from Alliance Commercial Properties Ltd.

          Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XI-XII-REIT Joint Venture at closing. The purchase price paid for the Johnson Matthey Building was $8,000,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Johnson Matthey Building, including attorneys' fees, recording fees, and other closing costs, of approximately $50,000.

          The Johnson Matthey Building is a 130,000 square foot research and development office and warehouse building that was first constructed in 1973 as a multitenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

          The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing with the result that the joint venture is now the landlord under the lease. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three-$789,750, year four-$809,250, year five-$828,750, year six-
          $854,750, year seven-$874,250, year eight-$897,000, year nine-
          $916,500, and year ten-$939,250.

          The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

          Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Johnson Matthey Building during the term of the lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

          Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII REIT Joint Venture desires to sell the building to an unrelated third party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the offer.

          For additional information regarding the Johnson Matthey Building, refer to Form 8-K of Wells Real Estate Fund XI, L.P. dated August 17, 1999, which was filed with the Commission on September 1, 1999 (Commission File No. 0-25731).

          The Gartner Building

          On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Myers, Lee County, Florida, from Hogan Triad Ft. Myers I, Ltd., a Florida limited partnership.

          The rights under the contract were assigned by Wells Capital, Inc, the original purchaser under the contract, to the Fund XI-XII-REIT Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees, and other closing costs, of approximately $27,600.

          The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the "Gartner Lease"). The landlord's interest in the Gartner Lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing.

          The initial term of the Gartner Lease is ten years which commenced on February 1, 1998 and expires on January 31, 2008. Gartner has the right to extend the Gartner Lease for two additional five-year periods of time. The yearly base rent payable for the remainder of the Gartner Lease term is $642,798 through January 2000, $790,642 through January 2001, and thereafter will increase by 2.5% through the remainder of the Gartner Lease.

          Under the Gartner Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner

          Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the roof, structure, and paved parking areas.

          Gartner also has two expansion options for additional buildings under the Gartner Lease. The two option plans are described in the Gartner Lease as the "Small Option Building" and the "Large Option Building."

          The "Small Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 30,000 and 32,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before February 15, 2002.

          The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before February 5, 2002.

          For additional information regarding the Gartner Building, refer to Form 8-K of Wells Real Estate Investment Trust, Inc. dated September 20, 1999, which was filed with the Commission on October 5, 1999 (Commission File No. 0-25739).

      The Partnership has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $8,131,351 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 26.15%; Wells Fund XII has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $5,300,000 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 17.09%; and the Wells OP has made total capital contributions to the Fund XI-XII-REIT Joint Venture of $17,585,311 and currently has an equity percentage interest in the Fund XI-XII-REIT Joint Venture of 56.76%.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to the shareholders in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, financing risks, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

  1.  Results of Operations and Changes in Financial Conditions

      As of September 30, 1999, the developed properties owned by the Partnership were 99.9% occupied as compared to 99% in 1998. Gross revenues of the Partnership were $551,131 and $127,057 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues was attributable primarily to interest income earned on funds held by the Partnership prior to the investment in the properties and increase in income from joint ventures. Expenses of the Partnership were $101,811 for the nine months ended September 30, 1999 as compared to $57,802 for the period in 1998. The increase was due to an increase in administrative salaries as well as accounting and legal expenses, computer costs, and amortization expenses, and nine months of operations as compared to seven months for 1998.

      Net income per weighted average unit for Class A Limited Partners was $.52 and $.36 for the nine months ended September 30, 1999 and 1998, respectively.

      The Partnership's distributions from net cash from operations accrued to Class A Limited Partners for the third quarter of 1999 was $.20 per weighted average unit compared to $.15 for the same period in 1998.

      Liquidity and Capital Resources

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

      Year 2000

      The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

      As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

      The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

      The Partnership relies on computers and operating systems provided by equipment manufacturers and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial conditions of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

      The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

      The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and telephone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the general partner of the Partnership.

      Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevators or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevators shut down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shut down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

 2.   PROPERTY OPERATIONS

      As of September 30, 1999, the Partnership owned interests in the following operational properties:

                                                              Three Months Ended             Nine Months Ended
                                                        -----------------------------   ------------------------------
                    The ABB Building/                   September 30,   September 30,   September 30,    September 30,
             Fund IX-X-XI-REIT Joint Venture                1999            1998             1999            1998
        ------------------------------------------      -------------   -------------   -------------    -------------
        Revenues:
           Rental income                                     $261,986        $208,370       $ 784,065         $590,342
           Interest income                                     15,024           6,000          46,765            6,000
                                                        -------------   -------------   -------------    -------------
                                                              277,010         214,370         830,830          596,342
                                                        -------------   -------------   -------------    -------------
        Expenses:
           Depreciation                                       135,499         120,433         403,699          305,211
           Management and leasing expenses                     32,260          25,577          93,666           75,765
           Other operating expenses                           (17,097)          3,050         (13,390)          49,717
                                                        -------------   -------------   -------------    -------------
                                                              150,662         149,060         483,975          430,693
                                                        -------------   -------------   -------------    -------------
                    Net income                               $126,348        $ 65,310       $ 346,855         $165,649
                                                        =============   =============   =============    =============

        Occupied %                                              98.28%             95%          98.28%              95%
                                                        =============   =============   =============    =============

        Partnership's ownership % in the
           Fund IX-X-IX-REIT Joint Venture                        8.9%            6.7%            8.9%             6.7%
                                                        =============   =============   =============    =============

        Cash distribution to the Partnership                 $ 23,412        $ 12,545       $  62,830         $ 17,105
                                                        =============   =============   =============    =============

        Net income allocated to the Partnership              $ 11,214        $  4,388       $  28,826         $  6,488
                                                        =============   =============   =============    =============

      Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for the nine-month period ended September 30, 1999 and three-month period ended September 30, 1999 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common-area maintenance which is then reconciled during the second quarter of the following year and the difference billed to the tenants. Total expenses increased for the nine-month period ended September 30, 1999 over the same period for 1998 due to increased depreciation and management and leasing fees as the building was leased up.

      Cash distributions and net income allocated to the Partnership for the quarter and nine-month period increased significantly in 1999 over 1998 amounts. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture increased in 1999 as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the joint venture in 1999.

      One major tenant, the Associates, vacated its lease space in September 1999. A new lease was executed with Center Partners Inc., a division of WPP Group, U.S.A., for 23,992 rentable square feet. The initial term of the lease will be five years commencing January 1, 2000 and will expire on December 31, 2004. Center Partners Inc. has the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term payable in equal monthly installments is $299,900 for the first year, $307,337.52 for the second year, $315,014.96 for the third year, $322,932.32 for the fourth year, and $331,089.60 for the fifth year.

      It is currently anticipated that the total cost to complete the tenant improvements and for leasing commissions estimated to be approximately $257,490 will be contributed by the Wells Fund IX and Wells Fund X, L.P.

                                                                                   Nine Months      Four Months
                                                       Three Months Ended             Ended           Ended
                                                 ------------------------------
         The Lucent Technologies Building/       September 30,    September 30,   September 30,    September 30,
          Fund IX-X-XI-REIT Joint Venture            1999             1998             1999            1998
     -----------------------------------------   -------------    -------------   -------------    -------------
     Revenues:
        Rental income                              $  145,752        $ 133,600       $  437,256        $ 143,485
                                                   ----------        ---------       ----------        ---------
     Expenses:
        Depreciation                                   45,801           51,514          137,403           55,896
        Management and leasing expenses                 5,370            5,084           16,109            5,084
        Other operating expenses                        1,766            7,584           13,964            7,584
                                                   ----------        ---------       ----------        ---------
                                                       52,937           64,182          167,476           68,564
                                                   ----------        ---------       ----------        ---------
                 Net income                        $   92,815        $  69,418       $  269,780        $  74,921
                                                   ==========        =========       ==========        =========

     Occupied %                                           100%             100%             100%             100%
                                                   ==========        =========       ==========        =========
     Partnership's ownership % in the
        Fund IX-X-XI-REIT Joint Venture                   8.9%             6.7%             8.9%             6.7%
                                                   ==========        =========       ==========        =========

     Cash distribution to the Partnership          $   11,285        $   7,685       $   31,153        $  17,614
                                                   ==========        =========       ==========        =========

     Net income allocated to the Partnership       $    8,240        $   4,664       $   22,537        $   5,093
                                                   ==========        =========       ==========        =========

Since the Lucent Technologies Building was purchased by the Fund IX-X-XI-REIT Joint Venture in June 1998, comparable income and expense figures for the prior year's period ended September 30, 1998 covered only four months. Accordingly, the prior year's period cannot be compared to the nine months ended September 30, 1999.

Rental income increased slightly for the three months ended September 30, 1999 as compared to the same period in 1998. Total expenses decreased for the three-month period ended September 30, 1999 as compared to the same period for 1998 due largely to the decrease in other operating expenses. Cash distributions and net income allocated to the Partnership for the three-month period remained relatively stable for the period ended September 30, 1999 and 1998.

The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999 as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the joint venture.

                                                                                   Nine Months     Eight Months
                                                       Three Months Ended             Ended           Ended
                                                 ------------------------------
                  Ohmeda Building/               September 30,    September 30,   September 30,    September 30,
          Fund IX-X-XI-REIT Joint Venture            1999             1998             1999            1998
     -----------------------------------------   -------------    -------------   -------------    -------------
     Revenues:
        Rental income                             $   256,829       $  254,940      $   770,486     $   643,963
                                                  -----------       ----------      -----------     -----------
     Expenses:
        Depreciation                                   81,576           81,576          244,728     $   217,536
        Management and leasing expenses                11,618           11,618           35,293          29,546
        Other operating expenses                        3,899            1,171             (188)          1,082
                                                  -----------       ----------      -----------     -----------
                                                       97,093           94,365          279,833         248,164
                                                  -----------       ----------      -----------     -----------
                 Net income                       $   159,736       $  160,575      $   490,653     $   395,799
                                                  ===========       ==========      ===========     ===========

     Occupied %                                           100%             100%             100%            100%
                                                  ===========       ==========      ===========     ===========

     Partnership's ownership % in the
        Fund IX-X-XI-REIT Joint Venture                   8.9%             6.7%             8.9%            6.7%
                                                  ===========       ==========      ===========     ===========

     Cash distribution to the Partnership         $    20,921       $   16,012      $    60,142     $    22,222
                                                  ===========       ==========      ===========     ===========

     Net income allocated to the Partnership      $    14,184       $   10,787      $    41,079     $    14,975
                                                  ===========       ==========      ===========     ===========

Rental income remained relatively stable for the three months ended September 30, 1999 as compared to the same period in 1998. The nine-month period ended September 30, 1999 cannot be compared to 1998 since the 1998 figures reflect only eight months of activities. Other operating expenses were negative for the nine-month period ended September 30, 1999 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership increased for the nine-month period ended September 30, 1999 as compared to the same period in 1998.

                                                                                   Nine Months     Seven Months
                                                       Three Months Ended             Ended           Ended
                                                 ------------------------------
            The 360 Interlocken Building/        September 30,    September 30,   September 30,    September 30,
          Fund IX-X-XI-REIT Joint Venture            1999             1998             1999            1998
     -----------------------------------------   -------------    -------------   -------------    -------------
     Revenues:
        Rental income                              $  207,791      $   215,289      $   622,070     $   453,864
                                                   ----------      -----------      -----------     -----------
     Expenses:
        Depreciation                                   71,670           71,793          215,010         166,432
        Management and leasing expenses                18,899           18,086           54,518          37,323
        Other operating expenses, net of
           reimbursements                              (5,291)          (7,850)           5,342         (56,128)
                                                   ----------      -----------      -----------     -----------
                                                       85,278           82,029          274,870         147,627
                                                   ==========      ===========      ===========     ===========
                 Net income                        $  122,513      $   133,260      $   347,200     $   306,237
                                                   ==========      ===========      ===========     ===========

     Occupied %                                           100%             100%             100%            100%
                                                   ==========      ===========      ===========     ===========
     Partnership's ownership % in the
        Fund IX-X-XI-REIT Joint Venture                   8.9%             6.7%             8.9%            6.7%
                                                   ==========      ===========      ===========     ===========

     Cash distribution to the Partnership          $   17,112      $    13,178      $    46,852     $    19,215
                                                   ==========      ===========      ===========     ===========

     Net income allocated to the Partnership       $   10,880      $     8,950      $    29,221     $    13,814
                                                   ==========      ===========      ===========     ===========

Rental income remained relatively stable for the three-month period ended September 30, 1999 as compared to the same period for 1998. The nine-month period ended September 30, 1999 cannot be compared to 1998 since the 1998 figures reflect only seven months of activities.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the joint venture in 1999.

Cash distributed and net income allocated to the Partnership for the nine months ended September 30, 1999 decreased as compared to the same period in 1998. Operating expenses increased significantly for the nine-month period ended September 30, 1999 as compared to the same period for 1998 largely attributed to the increase in property taxes, utilities, and security. Other operating expenses are negative for prior periods due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursements.

                                                                                         Nine Months      Six Months
                                                          Three Months Ended                Ended            Ended
                                                     ------------------------------
                 The Iomega Building/                  September 30,    September 30,   September 30,    September 30,
        Fund IX-X-XI-REIT Joint Venture                   1999             1998            1999             1998
  -------------------------------------------        ---------------   --------------  --------------  ---------------
     Revenues:
        Rental income                                $       150,009   $      126,666    $    397,755    $     246,666
                                                     ---------------   --------------  --------------  ---------------
     Expenses:
       Depreciation                                           48,495           48,594         145,485           97,578
       Management and leasing expenses                         8,291            5,596          17,629           11,199
       Other operating expenses                                1,290            3,526           3,815            5,731
                                                     ---------------   --------------  --------------  ---------------
                                                              58,076           57,716         166,929          114,508
                                                     ---------------   --------------  --------------  ---------------
                Net income                           $        91,933   $       68,950  $      230,826  $       132,158
                                                     ===============   ==============  ==============  ===============

     Occupied %                                                  100%             100%            100%             100%
                                                     ===============   ==============  ==============  ===============
     Partnership's ownership % in the
        Fund IX-X-XI-REIT Joint Venture                          8.9%             6.7%            8.9%             6.7%
                                                     ===============   ==============  ==============  ===============
     Cash distribution to the Partnership            $        12,122   $        7,449  $       30,592  $         7,449
                                                     ===============   ==============  ==============  ===============
     Net income allocated to the Partnership         $         8,160   $        4,632  $       19,382  $         4,632
                                                     ===============   ==============  ==============  ===============

On April 1, 1998, Wells Fund X acquired a single-story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03-acre tract of land in Ogden, Weber County, Utah, for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the period ended September 30, 1998 only reflect six months of activity.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended to be additional parking and a loading-dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to 13% per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional base rent commenced on May 1, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements are funded entirely out of capital contributions made by Wells Real Estate Fund XI, L.P. to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

                                                                                                      Nine Months
                                                                         Three Months Ended              Ended
                                                                   ------------------------------
                 Fairchils Building/                                September 30,   September 30,     September 30,
              WElls/Fremont Joint Venture                              1999            1998              1999
  --------------------------------------------------               --------------  --------------   ---------------
     Revenues:
       Rental income                                               $      225,210  $     175,381    $       675,631
                                                                   --------------  -------------    ---------------
     Expenses:
       Depreciation                                                        71,382         70,324            214,146
       Management and leasing expenses                                      9,303          7,315             27,970
       Other operating expenses                                             6,457         71,011             13,772
                                                                   --------------  -------------    ---------------
                                                                           87,142        148,650            255,888
                                                                   --------------  -------------    ---------------
             Net income                                            $      138,068  $      26,731     $      419,743
                                                                   ==============  =============    ===============

     Occupied %                                                               100%           100%               100%
                                                                   ==============  =============    ===============
     Partnership's ownership %                                              11.25%             0%             11.25%
                                                                   ==============  =============    ===============
     Cash distribution to the Partnership                          $       18,485  $           0   $         55,978
                                                                   ==============  =============    ===============
     Net income allocated to the Partnership                       $       14,068  $           0   $         49,757
                                                                   ==============  =============    ===============

On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a 3.05-acre tract of land in Fremont, California, for a purchase price of $8,900,000, excluding acquisitions costs.

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

Since the Fairchild Building was purchased in July of 1998, comparable income and expense figures for the prior year covered only three months. Other operating expenses at September 30, 1998 include interest expense incurred prior to the inclusion of the Fund X-XI Joint Venture into the Fremont Joint Venture on October 6, 1998.

                                                               Three Months      Two Months     Nine Months
                                                                   Ended           Ended          Ended
                         Cort Building/                        September 30,   September 30,   September 30,
                    Wells/Cort Joint Venture                       1999            1998            1999
    -------------------------------------------------------    -------------   -------------   -------------
    Revenues:
       Rental income                                             $  198,885      $  133,857      $  596,659
                                                                -------------  -------------   -------------
    Expenses:
       Depreciation                                                  46,641          45,288         139,923
       Management and leasing expenses                                7,590           5,144          22,770
       Other operating expenses                                       5,993          29,700          19,446
                                                                -------------  -------------   -------------
                                                                     60,224          80,132         182,139
                                                                -------------  -------------   -------------
                Net income                                       $  138,661      $   53,725      $  414,520
                                                                ============   =============   =============

    Occupied %                                                          100%            100%            100%
                                                                ============   =============   =============

    Partnership's ownership % of the Wells/Cort Joint Venture          21.2%           21.2%           21.2%
                                                                ============   =============   =============


    Cash distribution to the Partnership                         $   41,681      $   19,051      $  124,697
                                                                ============   =============   =============

    Net income allocated to the Partnership                      $   33,036      $    7,664      $   88,014
                                                                ============   =============   =============

On July 31, 1998, the Wells/Cort Joint Venture acquired a one-story office and warehouse building containing approximately 52,000 rentable square feet on a 3.65-acre tract of land in Fountain Valley, California, for a purchase price of $6,400,000, excluding acquisitions costs.

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

Since the Cort Building was purchased on July 31, 1998, comparable income and expense figures for the prior year cover only the two-month period ended September 30, 1998. Other operating expenses at September 30, 1998 include interest expense incurred prior to the inclusion of the Fund X-XI Joint Venture into the Cort Joint Venture on September 1, 1998.

                                                                         Three Months      Two Months
                                                                             Ended           Ended
                      EYBL CarTex Building/                              September 30,   September 30,
                 Fund XL-XII-RENT Joint Venture                              1999            1998
    -------------------------------------------------------              -------------   -------------
    Revenues:
       Rental income                                                        $140,047         $210,173
                                                                         -------------   -------------
    Expenses:
       Depreciation                                                           49,902           83,170
       Management and leasing expenses                                         3,814           14,663
       Operating costs, net of reimbursements                                  5,165            5,165
                                                                         -------------   -------------
                                                                              58,881          102,998
                                                                         -------------   -------------
                Net income                                                  $ 81,166         $107,175
                                                                         =============   =============

    Occupied %                                                                   100%             100%
                                                                         -------------   -------------

    Partnership's ownership % in the Fund XI-XII-REIT Joint Venture            26.15%           26.15%
                                                                         -------------   -------------
    Cash distribution to the Partnership                                   $  36,361        $  51,513
                                                                         -------------   -------------

    Net income allocated to the Partnership                                 $ 24,974         $ 32,735
                                                                         =============   =============

On May 18, 1999, Wells Real Estate, LLC-SC I, a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina, for the purchase price of $5,085,000, excluding acquisitions costs.

The building is 100% occupied by EYBL CarTex, Inc. with a lease expiration of February 2008. The monthly base rent payable under the lease is $42,377.50 with an increase to $45,905.95 in the fifth year, $49,440.42 in the seventh year, and $50,853.00 in the ninth year. The lease is a triple net lease, whereby the terms of the lease require the tenant to reimburse the landlord for certain operating expenses, as defined in the lease, related to the building.

Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the year are not available.

                                                                                             Three Months
                                                                                                Ended
                                           The Sprint Building/                              September 30,
                                      Fund XI-XII-REIT Joint Venture                             1999
                 --------------------------------------------------------------------------  -------------
                 Revenues:
                    Rental income                                                              $264,654
                                                                                             -------------
                 Expenses:
                    Depreciation                                                                 81,776
                    Management and leasing expenses                                               7,493
                    Operating costs, net of reimbursements                                        1,283
                                                                                             -------------
                                                                                                 90,552
                                                                                             -------------
                             Net income                                                        $174,102
                                                                                             =============

                 Occupied %                                                                         100%
                                                                                             -------------

                 Partnership's ownership % in the Fund XI-XII-REIT Joint Venture                  26.15%
                                                                                             -------------

                 Cash distribution to the Partnership                                          $ 73,707

                 Net income allocated to the Partnership                                       $ 53,943
                                                                                             =============

On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas, for a purchase price of $9,546,210.

The entire Sprint Building is currently under a net lease with Sprint and expires on May 18, 2007. Sprint has the option under its lease to extend the initial term for two consecutive five-year periods.

The annual base rent payable during the first five years of the initial term is $999,050 in equal monthly installments of $83,254. The annual base rent during the last five years of the lease is $1,102,400 in equal monthly installments of $91,867. Under the Lease, Sprint is responsible for all routine maintenance and repairs. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation, and structure.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

                                                                                              Two Months
                                                                                                Ended
                                         Johnson Matthey Building/                           September 30,
                                      Fund XI-XII-REIT Joint Venture                             1999
                 ---------------------------------------------------------------------       -------------
                 Revenues:
                    Rental income                                                              $123,566
                                                                                             -------------
                 Expenses:
                    Depreciation                                                                 42,567
                    Operating costs, net of reimbursements                                          470
                                                                                             -------------
                                                                                                 43,037
                                                                                             -------------
                             Net income                                                       $  80,529
                                                                                             -------------

                 Occupied %                                                                         100%
                                                                                             -------------

                 Partnership's ownership % in the Fund XI-XII-REIT Joint Venture                   26.15%
                                                                                             =============

                 Cash distribution to the Partnership                                         $  36,459
                                                                                             -------------

                 Net income allocated to the Partnership                                      $  24,900
                                                                                             -------------

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs.

The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

The monthly base rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000, $67,437.50 through June 30, 2001, $69,062.50 through June 30, 2002, $71,229.17 through June 30, 2003,
$72,854.17 through June 30, 2004, $74,750.00 through June 30, 2005, $76,375.00 through June 30, 2006, and $78,270.84 through June 30, 2007.

Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Johnson Matthey Building. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.


                                                                                              One Month
                                                                                                Ended
                                           The Gartner Building/                            September 30,
                                      Fund XI-XII-REIT Joint Venture                             1999
                 -----------------------------------------------------------------------    -------------
                 Revenues:
                    Rental income                                                              $ 32,502
                                                                                            -------------
                 Expenses:
                    Depreciation                                                                 25,874
                                                                                            -------------
                             Net income                                                        $  6,628
                                                                                            -------------

                 Occupied %                                                                         100%
                                                                                            -------------

                 Partnership's ownership % in the Fund XI-XII-REIT Joint Venture                  26.15%
                                                                                            -------------

                 Cash distribution to the Partnership                                          $  4,779
                                                                                            -------------

                 Net income allocated to the Partnership                                       $  1,733
                                                                                            -------------

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office and building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land in Ft. Myers, Florida, for a purchase price of $8,320,000, excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires on January 31, 2008. Gartner has the right to extend the lease for two additional five-year periods of time.

The monthly base rent payable under the Gartner Lease for the remainder of the lease term is $53,566.50 through January 31, 2000, $65,886.83 through January 31, 2001, $67,534.00 through January 31, 2002, $69,222.35 through January 31,
2003; $70,952.89 through January 31, 2004, $72,726.74 through January 31, 2005,
$74,544.92 through January 31, 2006, $76,408.54 through January 31, 2007, and
$78,318.71 through January 31, 2008.

Under the Gartner Lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repairs and replacement of the roof, structure, and paved parking areas.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

PART II.  OTHER INFORMATION

ITEM 6 (b.)

      During the third quarter of 1999, the Registrant filed (i) a Current Report on Form 8-K dated July 2, 1999 describing the acquisition of the Sprint Building by the Fund XI-XII-REIT Joint Venture, and (ii) a Current Report on Form 8-K dated August 17, 1999 describing the acquisition of the Johnson Matthey Building by the Fund XI-XII-REIT Joint Venture.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Wells real  estate  FUND XI, L.P.
                                               (Registrant)



Dated:  November 10, 1999  By:  /s/ Leo F. Wells, III
                                --------------------------------------
                                Leo F. Wells, III, as Individual
                                General Partner, and as President,
                                and Chief Financial Officer
                                of Wells Capital, Inc., the
                                General Partner of Wells Partners, L.P.