Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND XI L P
filed 2000-03-27
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                  December 31, 1999                 or
                          --------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to  ________________________ to _________________
Commission file number             0-25731

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                                                   58-2250094
-------------------------------                                       ---------------------------------------
(State or other jurisdiction of                                       (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                                            30092
------------------------------------------                            ---------------------------------------
(Address of principal executive offices)                                             (Zip Code)

Registrant's telephone number, including area code                                 (770) 449-7800
                                                                      ---------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class                                             Name of exchange on which registered
-------------------------------                                       ---------------------------------------
             NONE                                                                      NONE
-------------------------------                                       ---------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Units
--------------------------------------------------------------------------------
                               (Title of Class)

                                 Class B Units
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No _
    -

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

                                    PART I

ITEM 1.  BUSINESS

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

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 31, 1998 at which time the Partnership had sold 1,314,906 Class A status units and 338,374 Class B status units held by a total of 1,250 and 95 Class A and B limited partners, respectively, for total limited partner capital contributions of $16,532,802. As of December 31, 1999, the Partnership has paid $578,648 in acquisition and advisory fees and acquisition expenses, $2,066,600 in selling commissions and organization and offering expenses, and invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of Wells Partners, L.P., perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.  PROPERTIES

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate

Fund X, L.P. (the "Fund X-XI Joint Venture"); (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as general partner (the "Fund IX-X-XI-REIT Joint Venture"); and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XII, L.P., and Wells OP (the "Fund XI-XII REIT Joint Venture").

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture; (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture; and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

The following table shows lease expirations during each of the next ten years as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                                            Partnership          Percentage
                     Number                                                   Share of            of Total            Percentage
   Year of             of             Square            Annualized           Annualized            Square              of Total
    Lease            Leases            Feet             Gross Base           Gross Base             Feet              Annualized
 Expiration         Expiring         Expiring            Rent (1)             Rent (1)            Expiring            Base Rent
------------       ----------       ----------         ------------        -------------        ------------         ------------
   2000                 0                  0            $        0          $        0               0.0%                 0.0%
   2001                 2             20,739               328,620              29,186               2.2                  2.1
   2002                 3             12,606               248,508              22,071               1.3                  1.6
   2003(2)              2             69,146             1,072,828             120,693               7.3                  8.7
   2004(3)              1             58,424               902,946             101,581               6.2                  7.3
   2005(4)              1            106,750             1,027,320              98,316              11.3                  7.2
   2006                 0                  0                     0                   0               0.0                  0.0
   2007(5)              3            280,723             3,101,682             628,032              29.7                 45.4
   2008(6)              3            289,096             2,137,368             320,931              30.6                 23.2
   2009(7)              1            108,250               696,876              61,892              11.4                  4.5
                   ----------       ----------         ------------        -------------        ------------         ------------
                       16            945,734            $9,516,148          $1,382,702             100.0%               100.0%
                   ==========       ==========         ============        =============        ============         ============

       (1) Average monthly gross rent over the life of the lease, annualized.

       (2) Expiration of Cort Furniture lease, Fountain Valley, California and ODS Technologies lease, Broomfield, Colorado.

       (3) Expiration of Fairchild lease, Fremont, California

       (4) Expiration of Ohmeda lease, Louisville, Colorado

       (5) Expiration of ABB lease, Knoxville, Tennessee; Sprint lease, Leawood, Kansas; and the Johnson Matthey lease, Chester County, Pennsylvania

       (6) Expiration of Lucent Technologies lease, Oklahoma City, Oklahoma; Gartner lease, Ft. Myers; and EYBL CarTex lease, Fountain Inn, South Carolina

       (7) Expiration of Iomega lease, Ogden, Utah

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

     Fund IX-X-XI-REIT Joint Venture

     On June 11, 1998, Fund IX and Fund X Associates (the "Joint Venture"), a joint venture between Wells Real Estate Fund IX and Wells Real Estate Fund X, L.P. ("Wells Fund IX-X"), a Georgia public limited partnership, was amended and restated to admit the Partnership, a Georgia public limited partnership, and Wells Operating Partnership, L.P. ("Wells OP), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner. Wells Fund IX, Wells Fund X, Wells OP and the Wells REIT are all Affiliates of the Wells Fund XI and its General Partners.

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

     As of December 31, 1999, Fund XI had contributed $3,357,436 and held an approximate 8.9% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 1999 Wells Fund IX had an approximate 39% equity interest, Wells Fund X had an approximate 48.3% equity interest, and Wells OP had an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

     The ABB Building

     On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 83,885 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totalling approximately $8,012,711 were funded by capital contributions of $4,177,711 by Wells Fund IX and $3,835,000 by Wells Fund X.

     ABB Environmental Systems, a subsidiary of ABB, Inc., has executed its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December, 1997. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

     Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999. This addition increases their rentable floor area from 57,831 square feet to 81,823 square feet. ABB will pay base rent at the same terms and conditions of their original lease.

     It is currently anticipated that the remaining cost to complete this project which includes the final buildout of remaining space will be
     approximately $89,000, which will be contributed by Wells Fund IX.   The
     average effective annual rental per square foot at the ABB Building was $11.82 for 1999, $9.97 for 1998, and $8.16 for 1997, respectively, the first year of occupancy. The occupancy rate at year end was 98% for 1999, 95% for 1998, and 67% for 1997 respectively.

     Ohmeda Building

     On February 13, 1998, the Fund IX-X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees, and other closing costs. As of December 31, 1999, Wells Fund IX had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 towards the purchase of this building.

     The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

     The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building.
     The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

     The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     360 Interlocken Building

     On March 20, 1998 the Fund IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000 excluding acquisition costs. The project was funded by capital contributions of $6,642,466 by Wells Fund IX and $1,632,534 by Wells Fund X.

     The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

     As stated, the entire third floor of the Interlocken building containing 19,229 rentable square feet is currently under lease to Transecon and expires in October 2001, subject to Transecon's right to extend for one additional term of five years upon 180 days' notice. The monthly lease rent payable under the Transecon lease is approximately $24,000 for the initial term of the lease. Under the lease Transecon is responsible for its share of utilities, taxes, insurance, and other operating expenses with respect to the Interlocken Building. In addition, Transecon has a right of first floor space proposed to be leased by the landlord.

     The entire second floor of the Interlocken building containing 17,146 rentable square feet is currently under lease to ODS and expires in September 2003, subject to ODS's right to extend for one additional term of three years. The monthly base rent payable under the ODS lease is $22,100 through January 1998; $22,150 through January 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2003, and $245,550 through September 2003. The rental payments to be made by the tenant under the ODS lease are also secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities, taxes, insurance, and other operating costs with respect to the Interlocken building.

     The average effective annual rental per square foot at the 360 Interlocken Building was $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Lucent Technologies Building

     On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $2,482,810 by the Partnership, $657,804 by Wells Fund IX, $950,392 by Wells Fund X, and $1,421,466 by Wells OP.

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

     The average effective annual rental per square foot at the Lucent Technologies Building was $10.19 for 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 1999 and 1998.

     Iomega Building

     On July 1, 1998, Fund X contributed a single story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Fund X for the Iomega Building on April 1, 1998.

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

     On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended to be additional parking and a loading-dock area, and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and the city of Ogden. The project was completed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to 13% per annum payable in monthly installments of the direct and indirect cost of acquiring the property and construction of improvements. This additional base rent commenced on May 1, 1999.

     The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements are funded entirely out of capital contributions made by Wells Real Estate Fund XI, L.P. to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

     The average effective annual rental per square foot at the Iomega Building was $5.18 for 1999 and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Fund X-XI Joint Venture

     On July 17, 1998 the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-XI Joint Venture"). The investment objectives of Wells Fund X are substantially identical to those of the Partnership. As of December 31, 1999 the Partnership had contributed $2,398,767 and Wells Fund X had contributed $3,296,233 for total contributions of $5,695,000 to the Fund X-Fund XI Joint Venture. At this time, the Partnership's equity interest in the Fund X-Fund XI Joint Venture is approximately 42% and Wells Fund X's equity interest in the Fund X-Fund XI Joint Venture is approximately 58%.

     Wells/Fremont Joint Venture - Fairchild Building

     On July 15, 1998, Wells OP entered into a joint venture agreement known as Wells/Fremont Associates ("Fremont Joint Venture") with Wells Development Corporation, a Georgia Corporation ("Wells Development"). Wells Development is an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot warehouse and office building located in Fremont, California (the "Fairchild Building"), for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000. The Partnership contributed $1,000,000, Wells Fund X contributed $1,000,000, and Wells OP contributed $6,900,000 towards the purchase of this building.

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

     On July 17, 1998 a joint venture between the Partnership and Wells Fund X (the "Fund X-XI Joint Venture") entered into an agreement for the purchase and sale of Wells Development's interest in the Fremont Joint Venture.

     On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture Contract and purchased Wells Development's interest in the Fremont Joint Venture and became a joint venture partner with Wells OP in the ownership of the Fairchild Building.

     As of December 31, 1999, Wells OP had contributed $6,983,110 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and Fund X-XI Joint Venture had contributed $2,000,000 and held an approximate 22% equity percentage interest in the Fremont Joint Venture.

     The average effective annual rental per square foot at the Fairchild Building was $15.46 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Wells/Orange County Joint Venture

     In July 1998, Wells OP entered into a joint venture agreement known as Wells/Orange County Associates ("Cort Joint Venture") with Wells Development Corporation. On July 31, 1998, the

     Cort Joint Venture acquired the Cort Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000. The Partnership contributed $1,398,767, Wells Fund X contributed $2,296,233, and Wells OP contributed $2,871,430 towards the purchase of this building.

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

     On July 30, 1998, the Fund X-XI Joint Venture entered into an Agreement for the Purchase and Sale of Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort JV Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Furniture Building.

     As of December 31, 1999, the Wells Operating Partnership had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

     The average effective annual rental per square foot at the Cort Building was $15.30 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

     Fund XI-XII-REIT Joint Venture

     On June 21, 1999, Fund XI-REIT Joint Venture, a joint venture between the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership, was amended and restated to admit the Wells Real Estate Fund XII L.P. ("Wells Fund XII"), a Georgia public limited partnership. Wells Fund XII and Wells OP are all affiliates of the Partnership and its general partners. The XI-REIT Joint Venture which changed its name to Wells Fund XI-XII-REIT Joint Venture had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina. As of December 31, 1999 the Partnership had contributed $8,131,351 for an approximate 26.1% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XII had made capital contributions of $5,300,000 for an approximate 17.1% equity interest, and Wells OP had contributed $17,585,310 for an approximate 56.8% interest in the Fund XI-XII-REIT Joint Venture.

     EYBL CarTex Building

     On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture (the "Joint Venture"), acquired a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership (the "Seller").

     The rights under the Contract were assigned by Wells Capital, Inc., an affiliate of the Partnership and the original purchaser under the Contract, to Wells LLC at closing. The purchase price for the EYBL CarTex Building was $5,085,000. Wells LLC also incurred additional acquisitions expenses in connection with the purchase of the EYBL CarTex Building including attorney's fees, recording fees, and other closing costs, of approximately $37,000. The purchase cost was funded by capital contributions of $1,530,000 by the Partnership and $3,591,827 by Wells OP.

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

     The initial term of the Lease is ten years which commenced on March 1, 1998 and expires in February 2008. EYBL CarTex has the right to extend the Lease for two additional five year periods of time. Each extension option must be exercised by giving notice to the landlord at least 12 months prior to the expiration date of the then current lease term. The annual lease rent payable during the first four years of the lease is $508,530 in equal monthly installments of $42,377.50. The annual lease rent for years five and six is $550,907.50, year seven and eight is $593,285, and years nine and ten is $610,236.

     Under the lease, EYBL CarTex is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the EYBL CarTex Building during the term of the Lease. In addition, EYBL CarTex is responsible for all routine maintenance and repairs to the EYBL CarTex Building. Wells LLC, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

     Pursuant to a lease commission agreement dated February 12, 1998 between Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

     The average effective annual rental per square foot at the EBYL CarTex Building was $3.31 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

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

     The purchase price for the Sprint Building was $9,500,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Sprint Building, including attorneys' fees, recording fees, and other closing costs, of approximately $46,210.
     As of December 31, 1999, the Partnership had contributed $3,000,000, Wells Fund XII had contributed $1,000,000 and Wells OP had contributed $5,500,000 to the purchase of this property.

     The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997. The landlord's interest in the lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the lease for two additional five-year periods of time. The monthly base rent payable under the lease is $83,254.17 ($14.50 per square foot) through May 18, 2002 and $91,866.67
     ($16.00 per square foot) for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas areas.

     Under the lease, Sprint is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Sprint Building during the term of the Lease. In additional, Sprint is responsible for all routine maintenance and repairs including the interior mechanical and electrical systems, the HVAC system, the parking lot, and the landscaping to the Sprint Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation, and structure.

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

     Sprint also has an expansion option for an additional 20,000 square feet of office space which may be exercised in two expansion phases. Sprint's expansion rights involve building on unfinished grounded-level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

     The average effective annual rental per square foot at the Sprint Building was $15.44 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

     For additional information regarding the Sprint Building, refer to Form 8-K of Wells Real Estate Fund XI, L.P. dated July 2, 1999, which was filled with the Commission on July 16, 1999 (Commission File No. 0-25731).

     The Johnson Matthey Building

     On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building (the "Johnson Matthey Building") located in Chester County, Pennsylvania, from Alliance Commercial Properties Ltd.

     Wells Capital, Inc., as original purchaser under the agreement, assigned its rights under the agreement to the Fund XI-XII-REIT Joint Venture at closing. The purchase price paid for the Johnson Matthey Building was $8,000,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Johnson Matthey Building, including attorneys' fees, recording fees, and other closing costs, of approximately $50,000. The purchase of the building was funded by capital contributions of $3,494,727 by the Partnership, $1,500,000 by Wells Fund XII and $3,061,594 by Wells OP.

     The Johnson Matthey Building is a 130,000 square foot research and development office and warehouse building that was first constructed in 1973 as a multi-tenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

     The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing with the result that the joint venture is now the landlord under the lease. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three--$789,750, year four-- $809,250, year five--$828,750, year six--$854,750, year seven--$874,250, year eight--$897,000, year nine--$916,500, and year ten--$939,250.  The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

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

     Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Joint Venture desires to sell the building to an unrelated third party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the offer.

     The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 the first year of occupancy. The occupancy rate of year end was 100% for 1999.

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

     The rights under the contract were assigned by Wells Capital, Inc., the original purchaser under the contract, to the Fund XI-XII-REIT Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees, and other closing costs, of approximately $27,600. The purchase was funded by capital contributions of $106,554 by the Parntership, $2,800,000 by Wells Fund XII and $5,441,064 by Wells OP.

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

     The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before February 5, 2002.

     The average effective annual rental per square foot at the Gartner Building was $13.68 the first year of occupancy. The occupancy rate at year end was 100% for 1999.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the year
1999.


             (THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

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

Class A status limited partners are entitled to a distribution from net cash from operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of net cash From operations equal to 10% of the total amount of net cash from operations distributed. Thereafter, the Limited Partners holding Class A status units will receive 90% of net cash from operations and the General Partners will receive 10%. No net cash from operations will be distributed to Limited Partners holding Class B status units. Holders of Class A status units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1999.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A status limited partners during 1998 and 1999 and were as follows:

        Distribution           Per Class A Unit
                          -------------------------
         for Quarter       Total Cash    Investment    Return of     General
            Ended         Distributed      Income       Capital      Partner
     -------------------------------------------------------------------------
     March 31, 1998         $      0       $0.00        $0.00        $0.00
     June 30, 1998                 0        0.00         0.00         0.00
     September 30, 1998       99,874        0.15         0.00         0.00
     December 31, 1998       141,007        0.15         0.00         0.00
     March 31, 1999          195,440        0.15         0.00         0.00
     June 30, 1999           196,635        0.15         0.00         0.00
     September 30, 1999      262,930        0.20         0.00         0.00
     June 30, 1999           275,736        0.21         0.00         0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to Limited Partners until February, 2000. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1999 and 1998:

                                                                                                  1999                1998
                                                                                              -----------         -----------
     Total assets                                                                             $14,440,800         $14,844,515
     Total revenues                                                                               766,586             262,729
     Net income                                                                                   630,528             143,295
     Net loss allocated to General Partners                                                             0                (500)
     Net income allocated to Class A Limited Partners                                           1,009,368             254,862
     Net loss allocated to Class B Limited Partners                                              (378,840)           (111,067)
     Net income per weighted average (1) Class A Limited Partner unit                         $      0.77         $      0.50
     Net loss per weighted average (1) Class B Limited Partner unit                                 (1.12)              (0.77)
     Cash distribution per weighted average (1) Class A Limited Partner unit:
          Investment income                                                                          0.71                0.30
          Return of capital                                                                          0.00                0.00

     (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

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

Results of Operations and Changes in Financial Conditions

General

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of December 31, 1999, the Partnership had sold 1,336,906 Class A status units and 316,374 Class B status units, held by a total of 1,255 Class A and 90 Class B limited partners, for total limited partner contributions of $16,532,802. After payment of $578,648 in acquisition and advisory fees and expenses, payment of $2,066,600 in selling commissions and organization and offering expenses, the Partnership invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

It is anticipated that an additional investment in the Fund IX-X-XI-REIT Joint Venture of approximately $89,000 will be required to complete the ABB Property and this investment will be contributed by Wells Fund IX.

Gross revenues of the Partnership of $766,586 for the year ended December 31, 1999 and $262,729 for the year ended December 31, 1998, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures, and increased equity in earnings of joint ventures. The increase was due primarily to increased investments in joint ventures.

Expenses of the Partnership were $136,058 for the year ended December 31, 1999 and $119,434 for the year ended December 31, 1998, and consisted primarily of legal, accounting, and partnership administrative costs. In conformity with the recent accounting pronouncements outlined below, organizational costs which were previously capitalized were completely written off in 1999, hence the increase in total expenses. Net income of the Partnership was $630,528 and $143,295 for the years ended December 31, 1999 and 1998, respectively.

Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on March 3, 1998, there is no comparative financial data available from the prior fiscal year.

Recent Accounting Pronouncements

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 resulted in the write-off of certain capitalized organization costs.

Property Operations

As of December 31, 1999, the Partnership owned interests in the following operational properties:

               The ABB Building-Fund IX-X-XI-REIT Joint Venture

                                                                             One Month
                                                    For the Year Ended         Ended
                                                       December 31          December 31,
                                                 ----------------------
                                                    1999         1998           1997
                                                 ----------    --------      --------
Revenues:                                        $  987,327    $836,746      $ 28,512
     Rental income                                   58,768      20,192             0
                                                 ----------    --------      --------
     Interest income                              1,046,095     856,938        28,512
                                                 ----------    --------      --------
Expenses:
     Depreciation                                   537,799     475,020        36,863
     Management and leasing expense                 120,325     107,338         1,711
     Operating costs, net of reimbursements          (2,532)    (40,641)       10,118
                                                 ----------    --------      --------
                                                    655,592     541,717        48,692
                                                 ----------    --------      --------
Net income (loss)                                $  390,503    $315,221      $(20,180)
                                                 ==========    ========      ========

Occupied percentage                                      98%         95%           67%
                                                 ==========    ========      ========

Partnership's ownership percentage in the Fund
     IX-X-XI-REIT Joint Venture                         8.9%        6.7%         49.7%
                                                 ==========    ========      ========

Cash distribution to partnership                 $   78,795    $ 36,360      $      0
                                                 ==========    ========      ========

Net income (loss) allocated to Partnership       $   32,707    $ 16,508      $(10,035)
                                                 ==========    ========      ========

Rental income increased in 1999 over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for 1999 and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Total expenses increased for 1999 over 1998 due to increased depreciation and management and leasing fees as the building was leased up.

Cash distributions and net income allocated to the Partnership increased in 1999 over prior year levels due to the lease up of the project. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999 as compared to 1998 due to additional funding by Wells Fund XI to the Joint Venture in 1999. The ABB Building incurred property taxes of $47,616 for 1999, and $36,771 for 1998.

It is currently anticipated that Wells Fund IX will contribute approximately $89,000 to complete the building. Since the ABB Project was opened in December 1977, comparative income and expense figures for 1997 are available for a one-month period.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc, refer to Item 2, Properties, page 3.

                Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                        For the            Nine Months
                                                                      Year Ended              Ended
                                                                     December 31,         December 31,
                                                                         1999                 1998
                                                                     ------------         ------------
Revenues:
     Rental income                                                     $560,906             $373,420
                                                                       --------             --------
Expenses:
     Depreciation                                                       204,925              145,975
     Management and leasing expenses                                     24,295               23,058
     Other operating expenses, net of reimbursements                      9,368               (4,579)
                                                                       --------             --------
                                                                        238,588              164,454
                                                                       --------             --------
Net income                                                             $322,318             $208,966
                                                                       ========             ========

Occupied percentage                                                         100%                 100%
                                                                       ========             ========

Partnership's ownership percentage in the Fund IX-X-XI-REIT
     Joint Venture                                                          8.9%                 6.7%
                                                                       ========             ========

Cash distribution to the Partnership                                   $ 43,660             $ 15,803
                                                                       ========             ========

Net income allocated to the Partnership                                $ 27,511             $ 10,197
                                                                       ========             ========

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are available for only nine months. Other operating expenses for 1998 are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. The Iomega Building incurred property taxes of $73,020 for 1999 and $44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

       The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                              For the      Seven Months
                                                             Year Ended       Ended
                                                            December 31,   December 31,
                                                               1999           1998
                                                            ------------   ------------
Revenues:
     Rental income                                            $583,009       $291,508
                                                              --------       --------
Expenses:
     Depreciation                                              183,204        106,871
     Management and leasing expenses                            21,479         11,281
     Other operating expenses, net of reimbursements            15,809          9,883
                                                              --------       --------
                                                               220,492        128,035
                                                              --------       --------
Net income                                                    $362,517       $163,473
                                                              ========       ========

Occupied percentage                                                100%           100%
                                                              ========       ========
Partnership's ownership percentage in the
     Fund IX-X-XI-REIT Joint Venture                               8.9%           6.7%
                                                              ========       ========

Cash distribution to the Partnership                          $ 42,442       $ 26,677
                                                              ========       ========

Net income allocated to the Partnership                       $ 30,779       $ 11,025
                                                              ========       ========

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI REIT Joint Venture in June 1998, comparable income and expense figures for the prior year are available for only seven months.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                             For the            Ten Months
                                                                           Year Ended              Ended
                                                                          December 31,         December 31,
                                                                             1999                  1998
                                                                          ------------         ------------
Revenues:
     Rental income                                                          $829,827             $665,405
     Interest income                                                               0                  246
                                                                            --------             --------
                                                                             829,827              665,651
Expenses:
     Depreciation                                                            286,680              238,299
     Management and leasing expenses                                          73,129               55,130
     Other operating expenses, net of reimbursements                          42,431              (55,654)
                                                                            --------             --------
                                                                             402,240              237,775
                                                                            --------             --------
Net income                                                                  $427,587             $427,876
                                                                            ========             ========

Occupied percentage                                                              100%                 100%
                                                                            ========             ========

Partnership's ownership percentage in the Fund IX-X-XI-REIT
     Joint Venture                                                               8.9%                 6.7%
                                                                            ========             ========

Cash distribution to the Partnership                                        $ 60,233             $ 31,653
                                                                            ========             ========

Net income allocated to the Partnership                                     $ 36,366             $ 21,963
                                                                            ========             ========

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are available for only ten months. Other operating expenses for 1998 are negative due to tenant reimbursements reflected in this category which include management and leasing expense reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled during the second quarter of the following year and the difference billed to the tenant. The 360 Interlocken Building incurred property taxes of $244,025 for 1999 and $96,747 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                             For the               Eleven Months
                                                           Year Ended                 Ended
                                                           December 31,            December 31,
                                                               1999                    1998
                                                           ------------            ------------
Revenues:
     Rental income                                          $1,027,314               $898,901
                                                            ----------               --------
Expenses:
     Depreciation                                              326,304                299,112
     Management and leasing expenses                            46,911                 41,688
     Other operating expenses, net of reimbursements           (15,183)                 2,863
                                                            ----------               --------
                                                               358,032                343,663
                                                            ----------               --------
Net income                                                  $  669,282               $555,238
                                                            ==========               ========

Occupied percentage                                                100%                   100%
                                                            ==========               ========
Partnership's ownership percentage in the
     Fund IX-X-XI-REIT Joint Venture                               8.9%                   6.7%
                                                            ==========               ========

Cash distribution to the Partnership                        $   82,761               $ 38,113
                                                            ==========               ========

Net income allocated to the Partnership                     $   56,955               $ 25,656
                                                            ==========               ========

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005. The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building.

Since the Ohmeda Building was purchased in February, 1998, comparative income and expense figures are available for only eleven months of the prior year. Other operating expenses are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference is billed to the tenant. The Ohmeda Building incurred property taxes of $249,707 for 1999 and $143,962 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                    Wells/Fremont Joint Venture (Fairchild)

                                                             For the            Six Months
                                                            Year Ended             Ended
                                                           December 31,         December 31,
                                                               1999                1998
                                                           ------------         ------------
Revenues:
     Rental income                                           $902,946             $401,058
     Interest income                                                0                3,896
                                                             --------             --------
                                                              902,946              404,954
                                                             --------             --------
Expenses:
     Depreciation                                             285,526              142,720
     Management and leasing expenses                           37,355               16,726
     Interest expense                                               0               73,919
     Other operating expenses, net of reimbursements           20,891                9,670
                                                             --------             --------
                                                              343,772              243,035
                                                             --------             --------
Net income                                                   $559,174             $161,919
                                                             ========             ========

Occupied percentage                                               100%                 100%
                                                             ========             ========

Partnership's ownership percentage                                9.2%                 9.2%
                                                             ========             ========

Cash distribution to the Partnership                         $ 91,839             $ 21,314
                                                             ========             ========

Net income allocated to the Partnership                      $ 66,390             $ 19,724
                                                             ========             ========

The Partnership owns 42% in the Fund X-XI Joint Venture but owns 9.2% in the Fairchild Building.

On July 21, 1998, the Wells/Fremont Joint Venture acquired a two-story warehouse and office building containing approximately 58,424 rentable square feet on a
3.05 acre tract of land in Fremont, California (the "Fremont Building") for a purchase price of $8,900,000 excluding acquisition costs.

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

Since the Fremont Building was purchased in July of 1998, comparable income and expense figures for the prior year are not available. For further information, refer to Item 2. Properties.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                   Wells/Orange County Joint Venture (Cort)

                                                                     For the             Five Months
                                                                    Year Ended             Ended
                                                                   December 31,         December 31,
                                                                      1999                 1998
                                                                   ------------         ------------
Revenues:
     Rental income                                                    $795,545             $331,477
     Interest income                                                         0                  448
                                                                      --------             --------
                                                                       795,545              331,925
                                                                      --------             --------
Expenses:
     Depreciation                                                      186,565               92,087
     Management and leasing expenses                                    30,360               12,734
     Interest expense                                                        0               29,472
     Other operating expenses, net of reimbursements                    27,667                6,218
                                                                      --------             --------
                                                                       244,592              140,511
                                                                      --------             --------
Net income                                                            $550,953             $191,414
                                                                      ========             ========

Occupied percentage                                                        100%                 100%
                                                                      ========             ========

Partnership's ownership percentage                                        23.5%                23.5%
                                                                      ========             ========

Cash distribution to the Partnership                                  $148,604             $124,435
                                                                      ========             ========

Net income allocated to the Partnership                               $116,802             $ 91,978
                                                                      ========             ========

The Partnership owns 42% of the Fund X-XI Joint Venture but owns 23.5% of the Cort Building.

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

Since the Cort Building was purchased in July 1988, comparable income and expense figures for the prior year are available for only five months. The tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              EYBL CarTex Building/Fund XI-XII-REIT Joint Venture

                                                                   Eight Months
                                                                      Ended
                                                                   December 31,
                                                                      1999
                                                                   ------------
Revenues:
     Rental income                                                  $350,221
                                                                    --------
Expenses:
     Depreciation                                                    133,072
     Management and leasing expenses                                  20,384
     Other operating expenses, net of reimbursements                  10,868
                                                                    --------
                                                                     164,324
                                                                    --------
Net income                                                          $185,897
                                                                    ========

Occupied percentage                                                      100%
                                                                    ========

Partnership's ownership percentage                                      26.1%
                                                                    ========

Cash distribution to the Partnership                                $ 81,768
                                                                    ========

Net income allocated to the Partnership                             $ 53,319
                                                                    ========

On May 18, 1999, Wells Real Estate, LLC-SCI, a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina, for the purchase price of $5,085,000, excluding acquisitions costs.

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

Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

                Sprint Building/Fund XI-XII-REIT Joint Venture

                                                                 Six Months
                                                                    Ended
                                                                 December 31,
                                                                     1999
                                                                 ------------
Revenues:
     Rental income                                                 $531,993
Expenses:                                                          --------
     Depreciation                                                   163,553
     Management and leasing expenses                                 18,732
     Other operating expenses, net of reimbursements                  6,069
                                                                   --------
                                                                    188,354
                                                                   --------
Net income                                                         $343,639
                                                                   ========
Occupied percentage                                                     100%
                                                                   ========
Partnership's ownership percentage                                     26.1%
                                                                   ========
Cash distribution to the Partnership                               $134,825
                                                                   ========
Net income allocated to the Partnership                            $ 98,273
                                                                   ========

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

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc, refer to Item 2, Properties, page 3.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                             Five Months
                                                                Ended
                                                             December 31,
                                                                 1999
                                                             ------------
Revenues:
     Rental income                                             $325,368
                                                               --------
Expenses:
     Depreciation                                               106,461
     Management and leasing expenses                             11,846
     Other operating expenses, net of reimbursements              4,841
                                                               --------
                                                                123,148
                                                               --------
Net income                                                     $202,220
                                                               ========

Occupied percentage                                                 100%
                                                               ========

Partnership's ownership percentage                                 26.1%
                                                               ========

Cash distribution to the Partnership                           $ 83,845
                                                               ========

Net income allocated to the Partnership                        $ 56,720
                                                               ========

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania, for a purchase price of $8,000,000 excluding acquisition costs.

The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

The monthly base rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000, $67,437.50 through June 30, 2001, $69,062.50 through June 30, 2002, $71,229.17 through June 30, 2003,
$72,854.17 through June 30, 2006, and $78,270.84 through June 30, 2007.

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

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                                 Four Months
                                                                    Ended
                                                                 December 31,
                                                                     1999
                                                                 ------------
Revenues:
     Rental income                                                $235,863
                                                                  --------
Expenses:
     Depreciation                                                  103,496
     Management and leasing expenses                                 8,268
     Other operating expenses, net of reimbursements                 2,783
                                                                  --------
                                                                   114,547
                                                                  --------
Net income                                                        $121,316
                                                                  ========

Occupied percentage                                                    100%
                                                                  ========

Partnership's ownership percentage                                    26.1%
                                                                  ========

Cash distribution to the Partnership                              $ 43,904
                                                                  ========

Net income allocated to the Partnership                           $ 31,722
                                                                  ========

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

Under the lease, Gartner is required to pay as additional rent all real estate taxes, special assessment, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the Gartner Lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repairs and replacement of the roof, structure, and paved parking areas.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units.

The Partnership terminated its offering on December 30, 1998, the Partnership raised $16,532,802 in capital through the sale of 1,653,280 units.

After payment of $578,648 in acquisition and advisory fees and expenses, payment of $2,066,600 in selling commissions and organizational and offering expenses, the Partnership invested $3,357,436 in Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture

The Partnership's net cash provided by (used in) operating activities of $40,906 in 1999 and $50,858 in 1998 is due primarily to equity in income of joint ventures and interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities increased to $8,300,585 in 1999 up from $5,310,208 in 1998. This was primarily the result of increased investment in the joint ventures. The net cash used in financing activities of $1,010,770 in 1999 as compared to $14,653,266 which was provided by financing activities in 1998 was as a result of the offering being terminated in 1998, as well as distributions to partners from accumulated earnings which was greater in 1999.

The Partnership's distributions to holders of Class A status units for the 4th quarter ended December 31, 1999 were paid in February, 2000. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1999. No cash distributions were paid to holders of Class B status units in 1999.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges ("CAM charges"), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

The Partnership made the transition into the year 2000 without any information systems, business operations, or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                   PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

Wells Partners, L.P. is a private Georgia limited partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 56 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc.
He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc.
Mr. Wells is also the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999:

            (A)                                 (B)                   (C)
     Name of Individual            Capacities in Which Served         Cash
     or Number in Group                Form of Compensation       Compensation
------------------------------     ---------------------------    -------------

                                   Property Manager-Management
Wells Management Company, Inc.     and Leasing Fees                 $45,039(1)

     (1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the various properties with respect to which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999, but not actually paid until January, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 1999.

         (1)                (2)                   (3)                  (4)
    Title of Class   Name and Address of  Amount and Nature of
                      Beneficial Owner    Beneficial Ownership  Percent of Class
-------------------- -------------------  --------------------- ----------------

                                          109.22 units (IRA,
Class A status units  Leo F. Wells, III   401(k) Plan)         Less than 1%


No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A status units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A status units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1999.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells Management Company, Inc. accrued $45,039 in cash compensations for the year ended December 31, 1999.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners or their affiliates.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-38 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial statement Schedule III

      Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)   No reports on Form 8-K were filed during 1999.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2 above.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                               Wells Real Estate Fund XI, L.P.
                               (Registrant)



                               By: /s/ Leo F. Wells, III
                                   ---------------------------------------------
                                   Leo F. Wells, III
                               Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

     Signature                          Title                        Date
------------------------   ----------------------------------    ---------------

/s/ Leo F. Wells, III
------------------------
Leo F. Wells, III          Individual General Partner,           March 27, 2000
                           President and Sole Director of
                           Wells Capital, Inc., the Corporate
                           General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                Financial Statements                                                 Page
----------------------------------------------------------------------------------------             ----
Independent Auditors' Report                                                                           F2

Balance Sheets as of December 31, 1999 and 1998                                                        F3

Statements of Income for the Years ended December 31, 1999, 1998, and 1997                             F4

Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997                  F5

Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997                         F6

Notes to Financial Statements for December 31, 1999, 1998, and 1997                                    F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund XI, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XI, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 20, 2000

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                             ASSETS

                                                                                     1999              1998
                                                                                ------------      -------------
INVESTMENT IN JOINT VENTURES                                                     $14,093,790       $  4,997,787

CASH AND CASH EQUIVALENTS                                                             22,351          9,292,800

DEFERRED PROJECT COSTS                                                                     0            375,246

ORGANIZATIONAL COSTS, less accumulated amortization of $31,250
  and $6,250 in 1999 and 1998, respectively                                                0             25,000

DUE FROM AFFILIATES                                                                  314,099            126,692

ACCOUNTS RECEIVABLE                                                                   10,560             26,990
                                                                                ------------       ------------
              Total assets                                                       $14,440,800        $14,844,515
                                                                                ============       ============

                                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Due to affiliate                                                             $    65,000        $    88,473
    Partnership distributions payable                                                275,737            141,007
    Sales commissions payable                                                              0            214,609
                                                                                ------------       ------------
              Total liabilities                                                      340,737            444,089
                                                                                ------------       ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--1,336,906 units and 1,302,942 units as of
         December 31, 1999 and 1998, respectively                                 11,804,940         11,439,315
       Class B--316,374 units and 350,338 units as of
         December 31, 1999 and 1998, respectively                                  2,295,123          2,961,011
       Original limited partner                                                            0                100
                                                                                ------------       ------------
              Total partners' capital                                             14,100,063         14,400,426
                                                                                ------------       ------------
              Total liabilities and partners' capital                            $14,440,800        $14,844,515
                                                                                ============       ============

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                    1999               1998
                                                                                ------------       ------------
REVENUES:
    Equity in income of joint ventures                                          $    607,579       $  142,163
    Interest income                                                                  159,007          120,566
                                                                                ------------       ------------
                                                                                     766,586          262,729
                                                                                ------------       ------------

EXPENSES:
    Partnership administration                                                        51,047           46,649
    Legal and accounting                                                              51,565           64,052
    Amortization of organizational costs                                              25,000            6,250
    Computer costs                                                                     8,446            2,483
                                                                                ------------       ------------
                                                                                     136,058          119,434
                                                                                ------------       ------------
NET INCOME                                                                      $    630,528       $  143,295
                                                                                ============       ============

NET LOSS ALLOCATED TO GENERAL PARTNERS                                          $          0       $     (500)
                                                                                ============       ============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                $  1,009,368       $  254,862
                                                                                ============       ============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                  $   (378,840)      $ (111,067)
                                                                                ============       ============

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                    $       0.77       $     0.50
                                                                                ============       ============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                      $      (1.12)      $    (0.77)
                                                                                ============       ============

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
    PARTNER UNIT                                                                $       0.71       $     0.30
                                                                                ============       ============

       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                      Limited Partners
                                                      -------------------------------------------------
                                                              Class A                  Class B                       Total
                                                      -------------------------------------------------   General   Partners'
                                          Original      Units         Amount       Units       Amount     Partner    Capital
                                          --------    ---------    -----------    -------    ----------   -------  ------------
BALANCE AT, December 31, 1997                $100             0    $         0          0    $        0   $ 500    $       600

    Net income (loss)                           0             0        254,862          0      (111,067)   (500)       143,295
    Partnership distributions                   0             0       (240,881)         0             0       0       (240,881)
    Limited partner contributions               0     1,302,942     13,029,423    350,338     3,503,378       0     16,532,801
    Sales commissions and discounts             0             0     (1,237,834)         0      (332,821)      0     (1,570,655)
    Other offering expenses                     0             0       (366,255)         0       (98,479)      0       (464,734)
                                          --------    ---------    -----------    -------    ----------   -------  ------------
BALANCE AT, December 31, 1998                 100     1,302,942     11,439,315    350,338     2,961,011       0     14,400,426

    Net income (loss)                           0             0      1,009,368          0      (378,840)      0        630,528
    Partnership distributions                   0             0       (930,791)         0             0       0       (930,791)
    Class B conversions                         0        33,964        287,048    (33,964)     (287,048)      0              0
    Return of capital                        (100)            0              0          0             0       0           (100)
                                          --------    ---------    -----------    -------    ----------   -------  ------------
BALANCE AT, December 31, 1999              $    0     1,336,906    $11,804,940    316,374    $2,295,123   $   0    $14,100,063
                                          ========    =========    ===========    =======    ==========   =======  ============

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      1999          1998
                                                                               --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $   630,528    $    143,295
                                                                                 -----------    ------------
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
       Equity in income of joint venture                                            (607,579)       (142,163)
       Amortization of organizational costs                                           25,000           6,250
       Changes in assets and liabilities:
         Accounts receivable                                                          16,430         (26,990)
         Due to affiliates                                                           (23,473)              0
         Organizational costs                                                              0         (31,250)
                                                                                 -----------    ------------
           Total adjustments                                                        (589,622)       (194,153)
                                                                                 -----------    ------------
           Net cash provided by (used in) operating activities                        40,906         (50,858)
                                                                                 -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                                     (9,005,979)     (4,881,576)
  Distributions received from joint ventures                                         705,394         102,662
  Deferred project costs paid                                                              0        (531,294)
                                                                                 -----------    ------------
           Net cash used in investing activities                                  (8,300,585)     (5,310,208)
                                                                                 -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Limited partners' contributions                                                          0      16,532,801
  Sales commissions and discounts paid                                              (214,609)     (1,356,046)
  Offering costs paid                                                                      0        (423,615)
  Distributions to partners in excess of accumulated earnings                        (10,816)              0
  Distributions to partners from accumulated earnings                               (785,245)        (99,874)
  Return of capital                                                                     (100)              0
                                                                                 -----------    ------------
           Net cash (used in) provided by financing activities                    (1,010,770)     14,653,266
                                                                                 -----------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (9,270,449)      9,292,200

CASH AND CASH EQUIVALENTS, beginning of year                                       9,292,800             600
                                                                                 -----------    ------------
CASH AND CASH EQUIVALENTS, end of year                                           $    22,351    $  9,292,800
                                                                                 ===========    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint ventures                      $   375,246    $    203,402
                                                                                 ===========    ============

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund XI, L.P. (the "Partnership") is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have their units treated as Class A units or Class B units. Thereafter, limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class. The Partnership commenced operations as of March 3, 1998.

     The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), Wells Real Estate Fund X, L.P. ("Wells Fund X"), and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner, which is referred to as "Fund IX, X, XI, and REIT Joint Venture." The Partnership also owns two properties through a joint venture between the Partnership and Wells Fund X, referred to as "Fund X and XI Associates." In addition, the Partnership owns an interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund XII, L.P. ("Wells Fund XII") and the Operating Partnership, which is referred to as Fund XI, XII, and REIT Joint Venture.

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

     Through its investment in Fund XI, XII, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a two-story manufacturing and office building in Greenville County, South Carolina (the "EYBL Cartex Building"), (ii) a three-story office building in Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building on Chester County, Pennsylvania (the "Johnson Matthay Building"), and (iv) a two-story office building in Fort Myers, Florida (the "Gartner Building").

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

     Income Taxes

     The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximate fair value, and consist of investments in money market accounts.

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999 and 1998 is computed based on the weighted average number of units outstanding during the period.


2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory fees and expenses. These payments, as stipulated by the partnership agreement can be up to 3.5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1999 were $578,648 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures.

3.   DEFERRED OFFERING COSTS

     Organization and offering expenses, to the extent they exceed 3% of gross proceeds, will be paid by the Company and not by the Partnership. Organization and offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

     As of December 31, 1999, the Company paid organization and offering expenses on behalf of the Partnership in the aggregate amount of $935,771 of which the Company was reimbursed $495,979, which did not exceed the 3% limitation. The Company absorbed $390,651 and $49,141 of the remaining offering and organization expenses which exceeded the 3% limitation during 1999 and 1998, respectively.


4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represent the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 1999 and 1998:

                                                            1999         1998
                                                        -----------  -----------
          Fund IX, X, XI, and REIT Joint Venture          $ 76,413     $ 59,692
          Fund X and XI Associates                          59,768       67,000
          Fund XI, XII, and REIT                           177,918            0
                                                          --------     --------
                                                          $314,099     $126,692
                                                          ========     ========

     In December 1999 and 1998, the Partnership received distributions from Fund IX-X-XI and REIT Joint Venture and Fund X and XI Associates, which are included in due to affiliate at December 31, 1999 and 1998.

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $45,039 and $14,281 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

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


5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                                1999                   1998
                                                     ------------------------  ----------------------
                                                         Amount      Percent     Amount     Percent
                                                     ------------- ----------  ----------- ----------
     Fund IX, X, XI, and REIT Joint Venture           $ 3,308,403       9%     $2,521,003       7%
     Fund X and XI Associates                           2,419,535      42       2,476,784      42
     Fund XI, XII, and REIT                             8,365,852      26               0       0
                                                      -----------              ----------
                                                      $14,093,790              $4,997,787
                                                      ===========              ==========

     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                     1999            1998
                                                                --------------   ------------
     Investment in joint ventures, beginning of year              $ 4,997,787     $        0
        Equity in income of joint ventures                            607,579        142,163
        Contributions to joint ventures                             9,381,187      5,084,978
        Distributions from joint ventures                            (892,763)      (229,354)
                                                                  -----------     ----------
     Investment in joint ventures, end of year                    $14,093,790     $4,997,787
                                                                  ===========     ==========

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

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                        Assets

                                                                                  1999            1998
                                                                             --------------  --------------
Real estate assets, at cost:
  Land                                                                         $ 6,698,020     $ 6,454,213
  Building and improvements, less accumulated depreciation of
    $2,792,068 in 1999 and $1,253,156 in 1998                                   29,878,541      30,686,845
  Construction in progress                                                               0             990
                                                                               -----------     -----------
           Total real estate assets                                             36,576,561      37,142,048
Cash and cash equivalents                                                        1,146,874       1,329,457
Accounts receivable                                                                554,965         133,257
Prepaid expenses and other assets                                                  526,409         441,128
                                                                               -----------     -----------
           Total assets                                                        $38,804,809     $39,045,890
                                                                               ===========     ===========

                               Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                             $   704,914     $   409,737
  Due to affiliates                                                                  6,379           4,406
  Partnership distributions payable                                                804,734       1,000,127
                                                                               -----------     -----------
           Total liabilities                                                     1,516,027       1,414,270
                                                                               -----------     -----------
Partners' capital:
  Wells Real Estate Fund IX                                                     14,590,626      14,960,100
  Wells Real Estate Fund X                                                      18,000,869      18,707,139
  Wells Real Estate Fund XI                                                      3,308,403       2,521,003
  Wells Operating Partnership, L.P.                                              1,388,884       1,443,378
                                                                               -----------     -----------
           Total partners' capital                                              37,288,782      37,631,620
                                                                               -----------     -----------
           Total liabilities and partners' capital                             $38,804,809     $39,045,890
                                                                               ===========     ===========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                       1999              1998            1997
                                                                   ------------      ------------      ---------
Revenues:
  Rental income                                                     $3,932,962        $2,945,980       $ 28,512
  Interest income                                                      120,080            20,438              0
                                                                    ----------        ----------       --------
                                                                     4,053,042         2,966,418         28,512
                                                                    ----------        ----------       --------
Expenses:
  Depreciation                                                       1,538,912         1,216,293         36,863
  Management and leasing fees                                          286,139           226,643          1,711
  Operating costs, net of reimbursements                               (43,501)         (140,506)        10,118
  Property administration expense                                       63,311            34,821              0
  Legal and accounting                                                  35,937            15,351              0
                                                                    ----------        ----------       --------
                                                                     1,880,798         1,352,602         48,692
                                                                    ----------        ----------       --------
Net income (loss)                                                   $2,172,244        $1,613,816       $(20,180)
                                                                    ==========        ==========       ========

Net income (loss) allocated to Wells Real Estate Fund IX            $  850,072        $  692,116       $(10,145)
                                                                    ==========        ==========       ========

Net income (loss) allocated to Wells Real Estate Fund X             $1,056,316        $  787,481       $(10,035)
                                                                    ==========        ==========       ========

Net income allocated to Wells Real Estate Fund XI                   $  184,355        $   85,352       $      0
                                                                    ==========        ==========       ========

Net income allocated to Wells Operating Partnership, L.P.           $   81,501        $   48,867       $      0
                                                                    ==========        ==========       ========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997


                                           Wells Real    Wells Real     Wells Real         Wells             Total
                                             Estate        Estate         Estate         Operating          Partners'
                                            Fund IX        Fund X        Fund XI      Partnership, L.P.      Capital
                                         -------------  -------------  ------------  -------------------  -------------
Balance, December 31, 1996                $         0    $         0    $        0       $        0        $         0
  Net loss                                    (10,145)       (10,035)            0                0            (20,180)
  Partnership contributions                 3,712,938      3,672,838             0                0          7,385,776
                                          -----------    -----------    ----------       ----------        -----------
Balance, December 31, 1997                  3,702,793      3,662,803             0                0          7,365,596
  Net income                                  692,116        787,481        85,352           48,867          1,613,816
  Partnership contributions                11,771,312     15,613,477     2,586,262        1,480,741         31,451,792
  Partnership distributions                (1,206,121)    (1,356,622)     (150,611)         (86,230)        (2,799,584)
                                          -----------    -----------    ----------       ----------        -----------
Balance, December 31, 1998                 14,960,100     18,707,139     2,521,003        1,443,378         37,631,620
  Net income                                  850,072      1,056,316       184,355           81,501          2,172,244
  Partnership contributions                   198,989              0       911,027                0          1,110,016
  Partnership distributions                (1,418,535)    (1,762,586)     (307,982)        (135,995)        (3,625,098)
                                          -----------    -----------    ----------       ----------        -----------
Balance, December 31, 1999                $14,590,626    $18,000,869    $3,308,403       $1,388,884        $37,288,782
                                          ===========    ===========    ==========       ==========        ===========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                     1999          1998            1997
                                                                -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                              $ 2,172,244    $  1,613,816   $   (20,180)
                                                                 -----------    ------------   -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                1,538,912       1,216,293        36,863
       Changes in assets and liabilities:
         Accounts receivable                                        (421,708)        (92,745)      (40,512)
         Prepaid expenses and other assets                           (85,281)       (111,818)     (329,310)
         Accounts payable                                            295,177          29,967       379,770
         Due to affiliates                                             1,973           1,927         2,479
                                                                 -----------    ------------   -----------
           Total adjustments                                       1,329,073       1,043,624        49,290
                                                                 -----------    ------------   -----------
           Net cash provided by operating activities               3,501,317       2,657,440        29,110
                                                                 -----------    ------------   -----------
Cash flows from investing activities:
  Investment in real estate                                         (930,401)    (24,788,070)   (5,715,847)
                                                                 -----------    ------------   -----------
Cash flows from financing activities:
  Distributions to joint venture partners                         (3,820,491)     (1,799,457)            0
  Contributions received from partners                             1,066,992      24,970,373     5,975,908
                                                                 -----------    ------------   -----------
           Net cash (used in) provided by financing activities    (2,753,499)     23,170,916     5,975,908
                                                                 -----------    ------------   -----------
Net (decrease) increase in cash and cash equivalents                (182,583)      1,040,286       289,171
Cash and cash equivalents, beginning of year                       1,329,457         289,171             0
                                                                 -----------    ------------   -----------
Cash and cash equivalents, end of year                           $ 1,146,874    $  1,329,457   $   289,171
                                                                 ===========    ============   ===========

Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture            $    43,024    $  1,470,780   $   318,981
                                                                 ===========    ============   ===========

  Contribution of real estate assets to joint venture            $         0    $  5,010,639   $ 1,090,887
                                                                 ===========    ============   ===========

Fund X and XI Associates

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

On October 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Fairchild Building.

On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square-foot warehouse and office building located in Fountain Valley, California, known as the Cort Building.

Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building.

Following are the financial statements for Fund X and XI Associates:

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999              1998
                                                                                     ------------      ------------
Investment in joint ventures                                                          $5,760,615        $5,896,921
Due from affiliates                                                                      142,299           142,120
                                                                                     ------------      ------------
              Total assets                                                            $5,902,914        $6,039,041
                                                                                     ============      ============

                       Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                 $  142,299        $  142,120
                                                                                     ------------      ------------
Partners' capital:
    Wells Real Estate Fund X                                                           3,341,081         3,420,137
    Wells Real Estate Fund XI                                                          2,419,534         2,476,784
                                                                                     ------------      ------------
              Total partners' capital                                                  5,760,615         5,896,921
                                                                                     ------------      ------------
              Total liabilities and partners' capital                                 $5,902,914        $6,039,041
                                                                                     ============      ============

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                                            1999            1998
                                                                                          ----------      ----------
Equity in income of joint ventures                                                         $436,158        $138,885
Expenses                                                                                          0               0
                                                                                          ----------      ----------
Net income                                                                                 $436,158        $138,885
                                                                                          ==========      ==========
Net income allocated to Wells Real Estate Fund X                                           $252,966        $ 82,074
                                                                                          ==========      ==========
Net income allocated to Wells Real Estate Fund XI                                          $183,192        $ 56,811
                                                                                          ==========      ==========


                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998

                                                                 Wells Real         Wells Real          Total
                                                                   Estate             Estate           Partners'
                                                                   Fund X             Fund XI           Capital
                                                                ----------------   ---------------    --------------
Balance, December 31, 1997                                         $        0        $        0        $        0
   Net income                                                          82,074            56,811           138,885
   Partnership contributions                                        3,447,890         2,498,716         5,946,606
   Partnership distributions                                         (109,827)          (78,743)         (188,570)
                                                                ----------------   ---------------    --------------
Balance, December 31, 1998                                          3,420,137         2,476,784         5,896,921
   Net income                                                         252,966           183,192           436,158
   Partnership distributions                                         (332,022)         (240,442)         (572,464)
                                                                ----------------   ---------------    --------------
Balance, December 31, 1999                                         $3,341,081        $2,419,534        $5,760,615
                                                                ================   ===============    ==============

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                        1999              1998
                                                                                    --------------   ---------------
Cash flows from operating activities:
   Net income                                                                        $   436,158      $    138,885
   Adjustments to reconcile net income to net cash provided by operating activities:
         Equity in income of joint ventures                                             (436,158)         (138,885)
                                                                                    --------------   ---------------
               Net cash provided by operating activities                                       0                 0
                                                                                    --------------   ---------------
Cash flows from investing activities:
   Distributions received from joint ventures                                            572,285            46,450
   Investment in joint ventures                                                                0        (5,695,000)
                                                                                    --------------   ---------------
               Net cash provided by (used in) investing activities                       572,285        (5,648,550)
                                                                                    --------------   ---------------
Cash flows from financing activities:
   Contributions received from partners                                                        0         5,695,000
   Distributions to joint venture partners                                              (572,285)          (46,450)
                                                                                    --------------   ---------------
               Net cash (used in) provided by financing activities                      (572,285)        5,648,550
                                                                                    --------------   ---------------
Net increase in cash and cash equivalents                                                      0                 0
Cash and cash equivalents, beginning of year                                                   0                 0
                                                                                    --------------   ---------------
Cash and cash equivalents, end of year                                               $         0      $          0
                                                                                    ==============   ===============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture                               $         0      $    251,606
                                                                                    ==============   ===============


Fund X and XI Associates' investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                                     1999                          1998
                                                            ------------------------      ------------------------
                                                              Amount        Percent         Amount        Percent
                                                            ------------   ---------      ------------   ---------
Wells/Orange County Associates                               $3,732,262        56%         $3,816,766        56%
Wells/Fremont Associates                                      2,028,353        22           2,080,155        22
                                                            ------------                  ------------
                                                             $5,760,615                    $5,896,921
                                                            ============                  =============

The following is a rollforward of Fund X and XI Associates' investment in joint ventures for the years ended December 31, 1999 and 1998:

                                                                              1999              1998
                                                                           --------------    -------------
        Investment in joint venture, beginning or year                      $5,896,921       $         0
        Equity in income of joint venture                                      436,158           138,885
        Contributions to joint venture                                               0         5,946,606
        Distributions from joint venture                                      (572,464)         (188,570)
                                                                           --------------    -------------
        Investment in joint venture, end of year                            $5,760,615       $ 5,896,921
                                                                           ==============    =============

Following are the financial statements for Wells/Orange County Associates:


                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999              1998
                                                                                    -------------      ------------
Real estate assets, at cost:
    Land                                                                              $2,187,501        $2,187,501
    Building, less accumulated depreciation of $278,652 in 1999 and $92,087
       in 1998                                                                         4,385,463         4,572,028
                                                                                    -------------      ------------
              Total real estate assets                                                 6,572,964         6,759,529
Cash and cash equivalents                                                                176,666           180,895
Accounts receivable                                                                       49,679            13,123
                                                                                    -------------      ------------
              Total assets                                                            $6,799,309        $6,953,547
                                                                                    =============      ============

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $        0        $    1,550
    Partnership distributions payable                                                    173,935           176,614
                                                                                     -------------     ------------
              Total liabilities                                                          173,935           178,164
                                                                                     -------------     ------------
Partners' capital:
    Wells Operating Partnership, L.P.                                                  2,893,112         2,958,617
    Fund X and XI Associates                                                           3,732,262         3,816,766
                                                                                     -------------     ------------
              Total partners' capital                                                  6,625,374         6,775,383
                                                                                     -------------     ------------
              Total liabilities and partners' capital                                 $6,799,309        $6,953,547
                                                                                     =============     ============

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                1999            1998
                                                              ---------       ---------
Revenues:
    Rental income                                              $795,545        $331,477
    Interest income                                                   0             448
                                                              ---------       ---------
                                                                795,545         331,925
                                                              ---------       ---------
Expenses:
    Depreciation                                                186,565          92,087
    Management and leasing fees                                  30,360          12,734
    Operating costs, net of reimbursements                       22,229           2,288
    Interest                                                          0          29,472
    Legal and accounting                                          5,439           3,930
                                                              ---------       ---------
                                                                244,593         140,511
                                                              ---------       ---------
Net income                                                     $550,952        $191,414
                                                              =========       =========
Net income allocated to Wells Operating Partnership, l.p.      $240,585        $ 91,978
                                                              =========       =========
Net income allocated to Fund X and XI Associates               $310,367        $ 99,436
                                                              =========       =========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998

                                              Wells
                                            Operating          Fund X           Total
                                           Partnership,        and XI         Partners'
                                               L.P.          Associates        Capital
                                           ------------      ----------      ----------
Balance, December 31, 1997                   $        0      $        0      $        0
     Net income                                  91,978          99,436         191,414
     Partnership contributions                2,991,074       3,863,272       6,854,346
     Partnership distributions                 (124,435)       (145,942)       (270,377)
                                           ------------      ----------      ----------
Balance, December 31, 1998                    2,958,617       3,816,766       6,775,383
     Net income                                 240,585         310,367         550,952
     Partnership distributions                 (306,090)       (394,871)       (700,961)
                                           ------------      ----------      ----------
Balance, December 31, 1999                   $2,893,112      $3,732,262      $6,625,374
                                           ============      ==========      ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                           1999                  1998
                                                                                       --------------        ---------------
Cash flows from operating activities:
    Net income                                                                            $550,952           $    191,414
                                                                                       --------------        ---------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                    186,565                 92,087
           Changes in assets and liabilities:
              Accounts receivable                                                          (36,556)               (13,123)
              Accounts payable                                                              (1,550)                 1,550
                                                                                       --------------        ---------------
                 Total adjustments                                                         148,459                 80,514
                                                                                       --------------        ---------------
                 Net cash provided by operating activities                                 699,411                271,928
                                                                                       --------------        ---------------
Cash flows from investing activities:
    Investment in real estate                                                                    0             (6,563,700)
                                                                                       --------------        ---------------
Cash flows from financing activities:
    Issuance of note payable                                                                     0              4,875,000
    Payment of note payable                                                                      0             (4,875,000)
    Distributions to partners                                                             (703,640)               (93,763)
    Contributions received from partners                                                         0              6,566,430
                                                                                       --------------        ---------------
                 Net cash (used in) provided by financing activities                      (703,640)             6,472,667
                                                                                       --------------        ---------------
Net (decrease) increase in cash and cash equivalents                                        (4,229)               180,895
Cash and cash equivalents, beginning of year                                               180,895                      0
                                                                                       --------------        ---------------
Cash and cash equivalents, end of year                                                    $176,666            $   180,895
                                                                                       ==============        ===============
Supplemental disclosure of noncash activities:

    Deferred project costs contributed to joint venture                                   $      0            $   287,916
                                                                                       ==============        ===============

Following are the financial statements for Wells/Fremont Associates:

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                                        1999               1998
                                                                                     ------------     -------------
Real estate assets, at cost:
    Land                                                                              $2,219,251        $2,219,251
    Building, less accumulated depreciation of $428,246 in 1999 and
       $142,720 in 1998                                                                6,709,912         6,995,439
                                                                                     ------------     -------------
              Total real estate assets                                                 8,929,163         9,214,690
Cash and cash equivalents                                                                189,012           192,512
Accounts receivable                                                                       92,979            34,742
                                                                                     ------------     -------------
              Total assets                                                            $9,211,154        $9,441,944
                                                                                     ============     =============

                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                  $    2,015        $    3,565
    Due to affiliate                                                                       5,579             2,052
    Partnership distributions payable                                                    186,997           189,490
                                                                                     ------------     -------------
              Total liabilities                                                          194,591           195,107
                                                                                     ------------     -------------
Partners' capital:
    Wells Operating Partnership, L.P.                                                  6,988,210         7,166,682
    Fund X and XI Associates                                                           2,028,353         2,080,155
                                                                                     ------------     -------------
              Total partners' capital                                                  9,016,563         9,246,837
                                                                                     ------------     -------------
              Total liabilities and partners' capital                                 $9,211,154        $9,441,944
                                                                                     ============     =============

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 1999 and 1998

                                                                                            1999            1998
                                                                                          ----------     -----------
Revenues:
    Rental income                                                                          $902,946        $401,058
    Interest income                                                                               0           3,896
                                                                                          ----------     -----------
                                                                                            902,946         404,954
                                                                                          ----------     -----------
Expenses:
    Depreciation                                                                            285,526         142,720
    Management and leasing fees                                                              37,355          16,726
    Operating costs, net of reimbursements                                                   16,006           3,364
    Interest                                                                                      0          73,919
    Legal and accounting                                                                      4,885           6,306
                                                                                          ----------     -----------
                                                                                            343,772         243,035
                                                                                          ----------     -----------
Net income                                                                                 $559,174        $161,919
                                                                                          ==========     ===========

Net income allocated to Wells Operating Partnership, L.P.                                  $433,383        $122,470
                                                                                          ==========     ===========

Net income allocated to Fund X and XI Associates                                           $125,791       $  39,449
                                                                                          ==========     ===========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 1999 and 1998


                                                                    Wells
                                                                  Operating           Fund X            Total
                                                                  Partnership,        and XI           Partners'
                                                                    L.P.            Associates          Capital
                                                                 --------------    -------------      -------------
Balance, December 31, 1997                                         $        0        $        0        $        0
   Net income                                                         122,470            39,449           161,919
   Partner contributions                                            7,274,075         2,083,334         9,357,409
   Partnership distributions                                         (229,863)          (42,628)         (272,491)
                                                                 --------------    -------------      -------------
Balance, December 31, 1998                                          7,166,682         2,080,155         9,246,837
   Net income                                                         433,383           125,791           559,174
   Partnership distributions                                         (611,855)         (177,593)         (789,448)
                                                                 --------------    -------------      -------------
Balance, December 31, 1999                                         $6,988,210        $2,028,353        $9,016,563
                                                                 ==============     ============      =============

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 1999 and 1998

                                                                                        1999                   1998
                                                                                       -----------          -------------
Cash flows from operating activities:
   Net income                                                                           $559,174             $   161,919
                                                                                       -----------          -------------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                    285,526                142,720
         Changes in assets and liabilities:
            Accounts receivable                                                          (58,237)               (34,742)
            Accounts payable                                                              (1,550)                 3,565
            Due to affiliate                                                               3,527                  2,052
                                                                                       -----------          -------------
               Total adjustments                                                         229,266                113,595
                                                                                       -----------          -------------
               Net cash provided by operating activities                                 788,440                275,514
                                                                                       -----------          -------------
Cash flows from investing activities:
   Investment in real estate                                                                   0             (8,983,111)
                                                                                       -----------          -------------
Cash flows from financing activities:
   Issuance of note payable                                                                    0              5,960,000
   Payment of note payable                                                                     0             (5,960,000)
   Distributions to partners                                                            (791,940)               (83,001)
   Contributions received from partners                                                        0              8,983,110
                                                                                       -----------          -------------
               Net cash (used in) provided by financing activities                      (791,940)             8,900,109
                                                                                       -----------          -------------
Net (decrease) increase in cash and cash equivalents                                      (3,500)               192,512
Cash and cash equivalents, beginning of year                                             192,512                      0
                                                                                       -----------          -------------
Cash and cash equivalents, end of year                                                  $189,012             $   192,512
                                                                                       ===========          =============
Supplemental disclosure of noncash activities:
   Deferred project costs contributed to joint venture                                  $      0             $   374,299
                                                                                       ===========          =============


Fund XI, XII, and REIT Joint Venture

On May 1, 1999, the Partnership entered into a joint venture with Wells Fund XII and the Operating Partnership. On May 18, 1999, the joint venture purchased a 169,510 square foot, two-story manufacturing and office building, known as EYBL CarTex, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900 square foot, three-story office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000 square foot office and warehouse building, known as the Johnson Matthey Building, in Chester County Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400 square foot two-story office building, known as the Gartner Building, in Fort Myers, Florida.

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 1999

                                    Assets

Real estate assets, at cost:
    Land                                                                                              $  5,048,797
    Building and improvements, less accumulated depreciation of $506,582                                26,811,869
                                                                                                    ---------------
              Total real estate assets                                                                  31,860,666
Cash and cash equivalents                                                                                  766,278
Accounts receivable                                                                                        133,777
Prepaid assets and other expenses                                                                           26,486
                                                                                                    ---------------
              Total assets                                                                             $32,787,207
                                                                                                    ===============


                       Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                                   $   112,457
    Partnership distributions payable                                                                      680,294
                                                                                                    ----------------
              Total liabilities                                                                            792,751
                                                                                                    ----------------
Partners' capital:
    Wells Real Estate Fund XI                                                                            8,365,852
    Wells Real Estate Fund XII                                                                           5,467,634
    Wells Operating Partnership, L.P.                                                                   18,160,970
                                                                                                    ----------------
              Total partners' capital                                                                   31,994,456
                                                                                                    ----------------
              Total liabilities and partners' capital                                                  $32,787,207
                                                                                                    ================

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                     for the Year Ended December 31, 1999

Revenues:
    Rental income                                                                                      $1,443,446
    Other income                                                                                               57
                                                                                                      ------------
                                                                                                        1,443,503
                                                                                                      ------------
Expenses:
    Depreciation                                                                                          506,582
    Management and leasing fees                                                                            59,230
    Operating costs, net of reimbursements                                                                  6,433
    Property administration                                                                                14,185
    Legal and accounting                                                                                    4,000
                                                                                                      ------------
                                                                                                          590,430
                                                                                                      ------------
Net income                                                                                             $  853,073
                                                                                                      ============

Net income allocated to Wells Real Estate Fund XI                                                      $  240,031
                                                                                                      ============

Net income allocated to Wells Real Estate Fund XII                                                     $  124,542
                                                                                                      ============

Net income allocated to Wells Operating Partnership, L.P.                                              $  488,500
                                                                                                      ============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                     for the Year Ended December 31, 1999

                                                                                       Wells
                                                   Wells Real       Wells Real        Operating          Total
                                                     Estate          Estate         Partnership,       Partners'
                                                    Fund XI         Fund XII            L.P.            Capital
                                                  -------------    ------------    ---------------     --------------
Balance, December 31, 1998                          $        0      $        0        $         0       $         0
    Net income                                         240,031         124,542            488,500           853,073
    Partnership contributions                        8,470,160       5,520,835         18,376,267        32,367,262
    Partnership distributions                         (344,339)       (177,743)          (703,797)       (1,225,879)
                                                  -------------    ------------    ---------------     --------------
Balance, December 31, 1999                          $8,365,852      $5,467,634        $18,160,970       $31,994,456
                                                  =============    ============    ===============     ==============

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                     for the Year Ended December 31, 1999

     Cash flows from operating activities:
         Net income                                                                                    $   853,073
         Adjustments to reconcile net income to net cash provided by operating activities:           ---------------
                Depreciation                                                                               506,582
                Changes in assets and liabilities:
                   Accounts receivable                                                                    (133,777)
                   Prepaid expenses and other assets                                                       (26,486)
                   Accounts payable                                                                        112,457
                                                                                                     ---------------
                      Total adjustments                                                                   458,776
                                                                                                     ---------------
                      Net cash provided by operating activities                                          1,311,849
                                                                                                     ---------------
     Cash flows from financing activities:
         Distributions to joint venture partners                                                          (545,571)
                                                                                                     ---------------
     Net increase in cash and cash equivalents                                                             766,278
     Cash and cash equivalents, beginning of year                                                                0
                                                                                                     ---------------
     Cash and cash equivalents, end of year                                                            $   766,278
                                                                                                     ===============

     Supplemental disclosure of noncash activities:
         Deferred project costs contributed to joint venture                                           $ 1,294,686
                                                                                                     ===============

         Contribution of real estate assets to joint venture                                           $31,072,562
                                                                                                     ===============

6.   Income tax basis net income and partners' capital

     The Partnership's income tax basis net income for the years ended December 31, 1999 and 1998 is calculated as follows:

                                                                                            1999            1998
                                                                                         ---------       ---------
     Financial statement net income                                                       $630,528        $143,295
     Increase (decrease) in net income resulting from:
         Depreciation expense for financial reporting purposes in excess of amounts
            for income tax purposes                                                        135,648          45,158
         Expenses deducted for financial reporting purposes, capitalized for income
            tax purposes                                                                       502             347
         Rental income accrued for financial reporting purposes in excess of
            amounts for income tax purposes                                                (62,570)        (11,108)
                                                                                         ---------       ---------
     Income tax basis net income                                                          $704,108        $177,692
                                                                                         =========       =========

The Partnership's income tax basis partners' capital at December 31, 1999 and 1998 is computed as follows:

                                                                                       1999               1998
                                                                                   ------------       ------------
     Financial statements partners' capital                                         $14,100,063        $14,400,426
     Increase (decrease) in partners' capital resulting from:
         Depreciation expense for financial reporting purposes in excess of
            amounts for income tax purposes                                             180,806             45,158
         Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting
            purposes                                                                  2,035,389          2,035,389
         Accumulated rental income accrued for financial reporting purposes
            in excess of amounts for income tax purposes                                (73,678)           (11,108)
         Accumulated expenses deducted for financial reporting purposes,
            capitalized for income tax purposes                                             849                347
         Partnership's distributions payable                                            275,737            141,007
                                                                                   ------------       ------------
     Income tax basis partners' capital                                             $16,519,166        $16,611,219
                                                                                   ============       ============

7.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                              $1,394,151
                     2001                               1,415,406
                     2002                               1,423,176
                     2003                               1,422,559
                     2004                               1,254,865
                 Thereafter                             2,998,949
                                                      -----------
                                                       $9,909,106
                                                      ===========

     Two tenants contributed 20% and 13% of rental income. In addition, four tenants will contribute 21%, 18%, 15%, and 12% of future minimum rental income.

     The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                              $  3,666,570
                     2001                                 3,595,686
                     2002                                 3,179,827
                     2003                                 3,239,080
                     2004                                 3,048,152
                 Thereafter                               5,181,003
                                                       ------------
                                                        $21,910,318
                                                       ============

Four tenants contributed 25%, 18%, 13%, and 12% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute 28%, 22%, 15%, and 10% of future minimum rental income.

The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                                      $  758,964
                     2001                                         809,580
                     2002                                         834,888
                     2003                                         695,740
                                                              ------------
                                                               $3,099,172
                                                              ============


One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                                      $  869,492
                     2001                                         895,577
                     2002                                         922,444
                     2003                                         950,118
                     2004                                         894,833
                                                              ------------
                                                               $4,532,464
                                                              ============

One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

The future minimum rental income due from XI, XII and REIT under noncancelable operating leases at December 31, 1999 is as follows:

                 Year ended December 31:
                     2000                                      $ 3,085,362
                     2001                                        3,135,490
                     2002                                        3,273,814
                     2003                                        3,367,231
                     2004                                        3,440,259
                     Thereafter                                  9,708,895
                                                              -------------
                                                               $26,011,051
                                                              =============

Four tenants contributed approximately 34%, 22%, 22%, and 12% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 30%, 27%, 22%, and 18% of future minimum rental income.

8.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                               1999 Quarters Ended
                                                            -----------------------------------------------------
                                                             March 31    June 30     September 30    December 31
                                                            ----------  ----------  --------------  -------------
     Revenues                                                $160,499    $172,481     $ 218,150       $ 215,456
     Net income                                               125,995     136,013       187,312         181,208
     Net income allocated to Class A limited
        partners                                              174,372     199,995       313,127         321,874
     Net loss allocated to Class B limited partners           (48,377)    (63,983)     (125,815)       (140,665)
     Net income per weighted average Class A
        limited partner unit outstanding (a)                 $   0.13    $   0.15     $    0.24       $    0.24
     Net loss per weighted average Class B limited
        partner unit outstanding (a)                            (0.14)      (0.19)        (0.37)          (0.45)
     Cash distribution per weighted average
        Class A limited partner unit outstanding                 0.15        0.15          0.20            0.21

               (a) The totals of the four quarterly amounts for the year ended December 31, 1999 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                               1998 Quarters Ended
                                                            -----------------------------------------------------
                                                             March 31    June 30     September 30    December 31
                                                            ----------  ----------  --------------  -------------
     Revenues                                                  $7,005     $81,604       $38,448        $135,672
     Net income                                                 4,681      46,011        18,563          74,040
     Net loss allocated to general partners                         0         (75)         (381)            (44)
     Net income allocated to Class A limited partners           4,681      53,266        56,719         140,196
     Net loss allocated to Class B limited partners                 0      (7,180)      (37,775)        (66,112)
     Net income per weighted average Class A limited
        partner unit                                            $0.04       $0.18         $0.14           $0.33
     Net loss per weighted average Class B limited
        partner unit                                             0.00       (0.10)        (0.43)          (0.75)
     Cash distribution per weighted average Class A
        limited partner unit                                     0.00        0.00          0.15            0.15

9.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund IX, L.P.,
Wells Real Estate Fund X, L.P.,
Wells Real Estate Fund XI, L.P., and
Wells Real Estate Investment
Trust, Inc.:


We have audited the accompanying balance sheets of THE OHMEDA BUILDING as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                              THE OHMEDA BUILDING


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                             ASSETS

                                                                         1999           1998
                                                                    -------------  -------------
REAL ESTATE ASSETS:
  Land                                                               $ 2,746,894    $ 2,746,894
  Building and improvements, less accumulated depreciation of
    $625,416 in 1999 and $299,112 in 1998                              7,532,186      7,858,490
                                                                     -----------    -----------
         Total real estate assets                                     10,279,080     10,605,384

CASH AND CASH EQUIVALENTS                                                902,987        983,061

ACCOUNTS RECEIVABLE                                                      198,583         13,969
                                                                     -----------    -----------
         Total assets                                                $11,380,650    $11,602,414
                                                                     ===========    ===========

                                    LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                              $   249,707    $   157,691
  Distributions payable to partners                                      815,107        825,380
                                                                     -----------    -----------
         Total liabilities                                             1,064,814        983,071
                                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  Wells Real Estate Fund IX, L.P.                                      3,401,108      3,519,869
  Wells Real Estate Fund X, L.P.                                       6,971,508      7,119,063
  Wells Real Estate Fund XI, L.P.                                        (38,262)       (12,456)
  Wells Real Estate Investment Trust, Inc.                               (18,518)        (7,133)
                                                                     -----------    -----------
         Total partners' capital                                      10,315,836     10,619,343
                                                                     -----------    -----------
         Total liabilities and partners' capital                     $11,380,650    $11,602,414
                                                                     ===========    ===========

     The accompanying notes are an integral part of these balance sheets.

                              THE OHMEDA BUILDING


                             STATEMENTS OF INCOME

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                           1999        1998
                                                                       ------------  ----------
REVENUES:
  Rental income                                                         $1,027,314    $898,901
                                                                       ------------  ----------
EXPENSES:
  Depreciation                                                             326,304     299,112
  Operating costs, net of reimbursements                                   (18,633)        663
  Management and leasing fees                                               46,911      41,688
  Legal and accounting                                                       3,450       2,200
                                                                       ------------  ----------
                                                                           358,032     343,663
                                                                       ------------  ----------
NET INCOME                                                              $  669,282    $555,238
                                                                       ============  ==========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.                 $  261,867    $243,597
                                                                       ============  ==========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.                  $  325,357    $271,294
                                                                       ============  ==========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.                 $   56,955    $ 25,656
                                                                       ============  ==========

NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT TRUST, INC.        $   25,103    $ 14,691
                                                                       ============  ==========

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                                                       Wells Real
                                                       Wells Real       Wells Real     Wells Real        Estate        Total
                                                          Estate          Estate         Estate        Investment     Partners'
                                                      Fund IX, L.P.    Fund X, L.P.    Fund XI, L.P.   Trust, Inc.     Capital
                                                     ---------------  --------------  --------------- ------------- -------------
BALANCE, DECEMBER 31, 1997                              $        0      $        0       $      0       $      0     $         0

  Contributions                                          3,636,662       7,252,823              0              0      10,889,485
  Net income                                               243,597         271,294         25,656         14,691         555,238
  Distributions                                           (360,390)       (405,054)       (38,112)       (21,824)       (825,380)
                                                     ---------------  --------------  --------------- ------------- -------------
BALANCE, DECEMBER 31, 1998                               3,519,869       7,119,063        (12,456)        (7,133)     10,619,343

  Net income                                               261,867         325,357         56,955         25,103         669,282
  Distributions                                           (380,628)       (472,912)       (82,761)       (36,488)       (972,789)
                                                     ---------------  --------------  --------------- ------------- -------------
BALANCE, DECEMBER 31, 1999                              $3,401,108      $6,971,508       $(38,262)      $(18,518)    $10,315,836
                                                     ===============  ==============  =============== ============= =============

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING


                           STATEMENTS OF CASH FLOWS

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                           1999         1998
                                                                       ------------  ------------
Cash flows from operating activities:
    Net income                                                           $669,282    $   555,238
                                                                       ------------  ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                   326,304        299,112
           Changes in assets and liabilities:
              Accounts receivable                                        (184,614)       (13,969)
              Accounts payable and accrued expenses                        92,016        157,691
                                                                       ------------  ------------
                 Total adjustments                                        233,706        442,834
                                                                       ------------  ------------
                 Net cash provided by operating activities                902,988        998,072
                                                                       ------------  ------------
Cash flows from investing activities:
    Investment in real estate                                                   0    (10,904,496)
                                                                       ------------  ------------
cash flows from financing activities:
    Contributions received from partners                                        0     10,889,485
    Distributions paid to partners                                       (983,062)             0
                                                                       ------------  ------------
                 Net cash (used in) provided by financing activities     (983,062)    10,889,485
                                                                       ------------  ------------
net (decrease) increase in cash and cash equivalents                      (80,074)       983,061

cash and cash equivalents, beginning of period                            983,061              0
                                                                       ------------  ------------
cash and cash equivalents, end of period                                 $902,987    $   983,061
                                                                       ============  ============

        The accompanying notes are an integral part of this statement.

                               THE OHMEDA BUILDING


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1999, Fund IX, Fund X, Fund XI, and REIT owned 39%, 48%, 9%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1999.

     Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Cash and Cash Equivalents

     For the purpose of the statements of cash flow, Ohmeda considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market.


2.   RENTAL INCOME

     The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                     2000                                     $1,004,517
                     2001                                      1,004,517
                     2002                                      1,004,517
                     2003                                      1,050,509
                     2004                                      1,102,639
                 Thereafter                                       92,250
                                                            --------------
                                                              $5,258,949
                                                            ==============

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.


3.   RELATED-PARTY TRANSACTIONS

     Fund IX, Fund X, Fund XI, and REIT Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT Associates. In consideration for supervising management of the property, Fund IX, Fund X, Fund XI, and REIT Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Ohmeda incurred management and leasing fees of $46,911 and $41,688 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Ohmeda or its partners. In the normal course of business, Ohmeda or its partners may become subject to such litigation or claims.

                        Wells Real Estate Fund XI, L.P.

                    (A Georgia Public Limited Partnership)


      Schedule III--Real Estate Investments and Accumulated Depreciation

                               December 31, 1999

                                                                            Initial Cost                   Costs of
                                                                  ---------------------------------     ---------------
                                                                                     Buildings and       Capitalized
       DESCRIPTION                Ownership      Encumbrances         Land           Improvements        Improvements
---------------------------       ---------      ------------     -------------     ---------------     ---------------
ABB PROPERTY (a)                    8.8%              None        $     582,897     $     744,164       $  6,616,885

LUCENT TECHNOLOGIES (b)             8.8               None            1,002,723         4,386,374            242,241

360 INTERLOCKEN (c)                 8.8               None            1,570,000         6,733,500            437,266

IOMEGA PROPERTY (d)                 8.8               None              597,000         4,674,624            876,459

OHMEDA PROPERTY (e)                 8.8               None            2,613,600         7,762,481            528,415

FAIRCHILD PROPERTY (f)               11               None            2,130,480         6,852,630            374,300

ORANGE COUNTY PROPERTY (g)           21               None            2,100,000         4,463,700            287,916

EYBL CARTEX PROPERTY (h)             26               None              330,000         4,791,828            211,962

SPRINT BUILDING (i)                  26               None            1,696,000         7,850,726            397,783

JOHNSON MATTHEY (j)                  26               None            1,925,000         6,131,392            335,686

GARTNER PROPERTY (k)                 26               None              895,844         7,451,760            347,820
                                                                  -------------     -------------       ------------
              Total                                                 $15,443,544       $61,843,179        $10,656,733
                                                                  =============     =============       ============
                                                  Gross Amount at Which Carried at December 31, 1999
                                        -------------------------------------------------------------------
                                                          Buildings and      Construction
      DESCRIPTION                            Land         Improvements       in Progress          Total
---------------------------------       -------------     -------------      ------------      ------------
ABB PROPERTY (a)                        $     607,930     $  7,336,016            $0           $  7,943,946

LUCENT TECHNOLOGIES (b)                     1,051,138        4,580,200             0              5,631,338

360 INTERLOCKEN (c)                         1,650,070        7,090,696             0              8,740,766

IOMEGA PROPERTY (d)                           641,988        5,506,095             0              6,148,083

OHMEDA PROPERTY (e)                         2,746,894        8,157,602             0             10,904,496

FAIRCHILD PROPERTY (f)                      2,219,251        7,138,159             0              9,357,410

ORANGE COUNTY PROPERTY (g)                  2,187,501        4,664,115             0              6,851,616

EYBL CARTEX PROPERTY (h)                      343,750        4,990,040             0              5,333,790

SPRINT BUILDING (i)                         1,766,667        8,177,842             0              9,944,509

JOHNSON MATTHEY (j)                         2,005,209        6,386,868             0              8,392,077

GARTNER PROPERTY (k)                          933,171        7,762,253             0              8,695,424
                                        -------------     ------------       ------------      ------------
              Total                       $16,153,569      $71,789,886            $0            $87,943,455
                                        =============     ============       ============      ============

                                                                                           Life on Which
                                          Accumulated         Date of          Date        Depreciation
      DESCRIPTION                         Depreciation     Construction      Acquired     Is Computed (j)
------------------------------            ------------     ------------     ---------     ---------------
ABB PROPERTY (a)                           $1,049,682         1998          12/10/96      20 to 25 years

LUCENT TECHNOLOGIES (b)                       290,075         1998          6/24/98       20 to 25 years

360 INTERLOCKEN (c)                           524,979         1996          3/20/98       20 to 25 years

IOMEGA PROPERTY (d)                           301,196         1998          7/01/98       20 to 25 years

OHMEDA PROPERTY (e)                           625,416         1998          2/13/98       20 to 25 years

FAIRCHILD PROPERTY (f)                        428,246         1998          7/21/98       20 to 25 years

ORANGE COUNTY PROPERTY (g)                    278,652         1998          7/31/98       20 to 25 years

EYBL CARTEX PROPERTY (h)                      133,072         1998          5/18/99       20 to 25 years

SPRINT BUILDING (i)                           163,553         1998           7/2/99       20 to 25 years

JOHNSON MATTHEY (j)                           106,461         1973          8/17/99       20 to 25 years

GARTNER PROPERTY (k)                          103,496         1998          9/20/99       20 to 25 years
                                           ----------
              Total                        $4,004,828
                                           ==========

          (a) The ABB Property is a 5.6-acre tract of real property under construction in Knoxville, Tennessee. It is owned by Fund IX-X-XI-REIT.
          (b) The Lucent Technologies property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture.
          (c) The 360 Interlocken property consists of a three-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
          (d) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture.
          (e) The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
          (f) The Fairchild Property consists of a two-story warehouse and office building located in Fremont, California. It is owned by Wells/Freemont Associates.
          (g) The Orange County Property consists of a one-story warehouse and office building located in Fountain Valley, California. It is owned by Wells/Orange County Associates.
          (h) The EYBL CarTex property consists of a one-story manufacturing and office building located in Fountain Inn, South Carolina. It is owned by Fund XI-XII-REIT Joint Venture.
          (i) The Sprint Building consists of a three-story office building located in Leawood Kansas. It is owned by Fund XI-XII-REIT Joint Venture
          (j) The Johnson Matthey Property consists of a one-story research and development office and warehouse building located in Chester County Pennsylvania. It is owned by Fund XI-XII-REIT Joint Venture.
          (k) The Gartner Property consists of a two-story office building located in Ft. Myers, Florida. It is owned by Fund XI-XII-REIT Joint Venture.
          (l) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                                Accumulated
                                                   Cost         Depreciation
                                               -----------      ------------
BALANCE AT DECEMBER 31, 1997                   $         0       $        0

    1998 additions                              54,604,231        1,487,963
                                               -----------       ----------
BALANCE AT DECEMBER 31, 1998                    54,604,231        1,487,963

    1999 additions                              33,339,224        2,516,865
                                               -----------       ----------
BALANCE AT DECEMBER 31, 1999                   $87,943,455       $4,004,828
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

Exhibit
Number    Description of Document
------    -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(a) Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(b) Management Agreement with Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(c) Custodial Agency Agreement with The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(d) Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(e) Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(f) Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(g) Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(h) Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(i) Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(j) Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(k) First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(l) Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "IX-X-XI-REIT Joint Venture") dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(m) Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(n) Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(o) Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
          10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

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

*10(t) Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(u) Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit
          10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(v) Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(w) First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(x) Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(y) First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(z) Joint Venture Agreement of Wells/Orange County Associates (the "Cort Joint Venture") dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real

          Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(aa) Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit
          10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb) First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10(cc) Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd) Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI - Fund XII - REIT Joint Venture (Exhibit 10.29 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-83933)

*10(ee) Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ff) Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(gg) Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(hh)   Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit
          10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., as amended to date, Commission File No. 33-66657)

*10(ii) Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32009)

*10(jj) Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)