Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND XI L P
filed 2000-05-11
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 2000               or
                               ------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission file number                          0-25731
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                                           58-2250094
------------------------------------------------       ---------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification Number)
                 organization)


6200 The Corners Pkwy., Norcross, Georgia                               30092
------------------------------------------------       ---------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code                  (770) 449-7800
                                                        ---------------------------------------

-------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                  X                          No _____
                    ---

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--March 31, 2000 and December 31, 1999                             3

         Statement of Income for the Three Months ended March 31, 2000
           and 1999                                                                       4

         Statement of Partners' Capital for the Year Ended December 31, 1999
           and the Three Months Ended March 31, 2000                                      5

         Statement of Cash Flows for the Three Months Ended March 31, 2000
           and 1999                                                                       6

         Condensed Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                       8

PART II. OTHER INFORMATION                                                               21

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                              March 31,      December 31,
                                                                                2000             1999
                                                                           ------------      -----------
ASSETS:
 Cash and cash equivalents                                                 $    35,552        $    22,351
 Investment in joint ventures (Note 2)                                      13,998,255         14,093,790
 Due from affiliates                                                           332,946            314,099
 Prepaid expenses and other assets                                              10,560             10,560
                                                                           -----------        -----------
       Total assets                                                        $14,377,313        $14,440,800
                                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Due to affiliates                                                       $    65,000        $    65,000
   Partnership distributions payable                                           300,803            275,737
                                                                           -----------        -----------
       Total liabilities                                                       365,803            340,737
                                                                           -----------        -----------

 Partners' capital:
   Limited partners:
     Class A--1,337,656 units outstanding at March 31, 2000 and
      1,336,906 units at December 31, 1999                                  11,844,148         11,804,940
     Class B--315,624 units outstanding at March 31, 2000 and
      316,374 units at December 31, 1999                                     2,167,362          2,295,123
                                                                           -----------        -----------
       Total partners' capital                                              14,011,510         14,100,063
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $14,377,313        $14,440,800
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                                                 Three Months Ended
                                                                           -------------------------------
                                                                            March 31,           March 31,
                                                                              2000                 1999
                                                                           -----------         -----------
REVENUES:
 Equity in income of joint ventures                                           $ 237,447         $ 88,677
 Interest income                                                                      0           71,822
                                                                              ---------         --------
                                                                                237,447          160,499
                                                                              ---------         --------
EXPENSES:
 Accounting and legal                                                            12,782           14,210
 Partnership administration                                                       9,349           17,068
 Computer cost                                                                    3,067            1,664
 Amortization                                                                         0            1,562
                                                                              ---------         --------
                                                                                 25,198           34,504
                                                                              ---------         --------
NET INCOME                                                                    $ 212,249         $125,995
                                                                              =========         ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                              $ 334,569         $174,372
                                                                              =========         ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                $(122,320)        $(48,377)
                                                                              =========         ========

NET INCOME PER CLASS A WEIGHTED AVERAGE LIMITED PARTNER UNIT                  $    0.25         $   0.13
                                                                              =========         ========

NET LOSS PER CLASS B WEIGHTED AVERAGE LIMITED PARTNER UNIT                    $   (0.39)        $  (0.14)
                                                                              =========         ========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT           $    0.23         $   0.15
                                                                              =========         ========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                   AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 Limited Partners
                                                --------------------------------------------------
                                                         Class A                 Class B
                                                -------------------------  -----------------------
                                    Original       Units        Amounts     Units        Amounts       Capital
                                   ----------   ----------   ------------  --------    -----------   ------------

BALANCE, December 31,               $ 100        1,302,942    $11,439,315   350,338     $2,961,011    $14,400,426
 1998

 Net income (loss)                      0                0      1,009,368         0       (378,840)       630,528
 Partnership distributions              0                0       (930,791)        0              0       (930,791)
 Class B conversion                     0           33,964        287,048   (33,964)      (287,048)             0
 Return of capital                   (100)               0              0         0              0           (100)
                                    -----        ---------    -----------   --------    ----------    -----------
BALANCE, December 31,                   0        1,336,906     11,804,940   316,374      2,295,123     14,100,063
 1999
 Net income (loss)                      0                0        334,569         0       (122,320)       212,249
 Partnership distributions              0                0       (300,802)        0              0       (300,802)
 Class B conversions                    0              750          5,441      (750)        (5,441)             0
                                    -----        ---------    -----------   -------     ----------    -----------
BALANCE, March 31, 2000             $   0        1,337,656    $11,844,148   315,624     $2,167,362    $14,011,510
                                    =====        =========    ===========   =======     ==========    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                             -----------------------------
                                                                               March 31,       March 31,
                                                                                 2000            1999
                                                                             ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $ 212,249        $   125,995
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint venture                                          (237,447)           (88,677)
     Changes in assets and liabilities:
       Amortization of organization costs                                              0              1,562
       Decrease in account payable                                                     0           (214,609)
       (Decrease) increase due to affiliates                                           0              3,606
                                                                               ---------        -----------
         Net cash used in operating activities                                   (25,198)          (172,123)
                                                                               ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                      314,135            125,827
 Investment in joint venture                                                           0           (851,000)
                                                                               ---------        -----------
         Net cash provided by (used in) investing activities                     314,135           (725,173)
                                                                               ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to Partners from accumulated earnings                             (275,736)          (141,007)
                                                                               ---------        -----------
          Net cash used in financing activities                                 (275,736)          (141,007)
                                                                               ---------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              13,201         (1,129,448)

CASH AND CASH EQUIVALENTS, beginning of year                                      22,351          9,292,800
                                                                               ---------        -----------
CASH AND CASH EQUIVALENTS, end of period                                       $  35,552        $ 8,163,352
                                                                               =========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint venture property                    $       0        $    35,417
                                                                               =========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


                                MARCH 31, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offer terminated on December 31, 1998 at which time the Partnership had sold 1,314,906 Class A Status Units, and 338,374 Class B Status Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of March 31, 2000, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) the Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"); (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as general partner (the "Fund IX-X-XI-REIT Joint Venture"); and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XII, L.P., and Wells OP (the "Fund XI-XII-REIT Joint Venture").

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture; (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture; and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

     (b) Basis of Presentation

     The financial statements of Wells Real Estate Fund XI, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2.   INVESTMENTS IN JOINT VENTURES

     The Partnership owns interests in eleven properties as of March 31, 2000 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to the Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     As of March 31, 2000, the properties owned by the Partnership were 100% occupied as compared to 99.8% occupied at March 31, 1999. Gross revenues of the Partnership increased to $237,447 from $160,499 for the three months ended March 31, 2000 and 1999, respectively. The increase was attributable primarily to increase in equity in income of joint ventures as the Partnership invested in four additional joint venture properties. Expenses of the Partnership were $25,198 for the three months ended March 31, 2000, as compared to $34,504 for the same period in 1999. The decrease was due to a decrease in administrative salaries as well as amortization expenses.

     The Partnership's net cash used in operating activities was $25,198 for 2000 as compared to $172,123 for 1999 which is due primarily to changes in liabilities. Net cash provided by (used in) investing activities increased to $314,135 from ($725,173) as investing in joint ventures decreased. Net cash used in financing activities increased from $141,007 to $275,736 due to increased distributions to partners from accumulated earnings. Cash and cash equivalents decreased from $8,163,352 as of March 31, 1999 to $35,552 for the same period in 2000.

     Net income per weighted average unit for Class A Limited Partners was $.25 and $.13 for the three months ended March 31, 2000 and 1999, respectively. Net loss per weighted average unit for Class B Limited Partners was $.39 for the three months ended March 31, 2000 as compared to $.14 for the same period in 1999.

     The Partnership's distributions from net cash from operations accrued to Class A unit holders for the first quarter of 2000 was $.23 per weighted average unit, as compared to $.15 for the same period in 1999.

     The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 2000 distributions.

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

2.   PROPERTY OPERATIONS

     As of March 31, 2000, the Partnership owned interests in the following operational properties:

               The ABB Building/Fund IX-X-XI-REIT Joint Venture

                                                                                  Three Months Ended
                                                                              -------------------------
                                                                               March 31,       March 31,
                                                                                 2000            1999
                                                                              ---------       ---------
Revenues:
   Rental income                                                               $315,165        $260,092
   Interest income                                                               17,728          15,060
                                                                               --------        --------
                                                                                332,893         275,152
                                                                               --------        --------
Expenses:
   Depreciation                                                                  98,454         134,100
   Management and leasing expenses                                               25,253          21,386
   Other operating expenses                                                      (6,063)        (11,607)
                                                                               --------        --------
                                                                                117,644         143,879
                                                                               --------        --------
Net income                                                                     $215,249        $131,273
                                                                               ========        ========

Occupied percentage                                                                 100%             98%
                                                                               ========        ========

Partnership's ownership percentage                                                 8.86%           8.84%
                                                                               ========        ========

Cash distributions to the Partnership                                          $ 27,475        $ 19,507
                                                                               ========        ========

Net income allocated to the Partnership                                        $ 19,077        $  9,722
                                                                               ========        ========

Net income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Cash distributions increased in 2000, over 1999, due to a combination of increased rental income and decreased expenses. The Partnership's ownership percentage increased due to the contribution of additional cash by the Partnership to the Fund IX-X-XI-REIT Joint Venture in the second quarter of 1999. Wells Fund IX made additional cash contributions in the first quarter of 2000 to the Fund IX-X-XI-REIT Joint Venture.

It is currently anticipated that the total cost to complete the necessary tenant improvements estimated to be approximately $50,000 will be contributed by Fund
X. This tenant improvement relates to 23,992 rentable square feet of additional space leased by ABB after a former tenant, The Associates, vacated the space.

       The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                        March 31,       March 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
Revenues:
   Rental income                                                                          $145,752      $  145,752
                                                                                     -------------   -------------
Expenses:
   Depreciation                                                                             45,801          45,801
   Management and leasing expenses                                                           5,370           5,370
   Other operating expenses                                                                  3,481           3,014
                                                                                     -------------   -------------
                                                                                            54,652          54,185
                                                                                     -------------   -------------
Net income                                                                                $ 91,100      $   91,567
                                                                                     =============   =============

Occupied percentage                                                                            100%            100%
                                                                                     =============   =============

Partnership's ownership percentage                                                            8.86%           8.84%
                                                                                     =============   =============

Cash distributions to the Partnership                                                     $ 11,201      $    9,286
                                                                                     =============   =============

Net income allocated to the Partnership                                                   $  8,074      $    6,747
                                                                                     =============   =============

Rental income, net income and distributions remained relatively stable as compared to 1999 due to the stable occupancy rate. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture in the second quarter of 1999. Wells Fund IX made additional cash contributions in the first quarter of 2000 to the Fund IX-X-XI-REIT Joint Venture.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                         March 31,       March 31,
                                                                                           2000            1999
                                                                                     --------------  --------------
Revenues:
   Rental income                                                                          $256,829       $ 256,829
                                                                                     -------------   -------------
Expenses:
   Depreciation                                                                             81,576          81,576
   Management and leasing expenses                                                          17,001          11,618
   Other operating expenses                                                                 27,594             363
                                                                                     -------------   -------------
                                                                                           126,171          93,557
                                                                                     -------------   -------------
Net income                                                                                $130,658       $ 163,272
                                                                                     =============   =============

Occupied percentage                                                                            100%            100%
                                                                                     =============    ============

Partnership's ownership percentage                                                            8.86%           8.84%
                                                                                     =============   =============

Cash distributions to the Partnership                                                     $ 18,304       $  17,690
                                                                                     =============   =============

Net income allocated to the Partnership                                                   $ 11,580       $  12,073
                                                                                     =============   =============

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due to the rise in real estate taxes which stemmed from the revaluation of the property by Boulder County authorities in 1999. Cash distributions have increased largely because of the decrease in net income. The Partnership's ownership percentage increased due to additional capital contributions made by the Partnership to the IX-X-XI-REIT Joint Venture in the second quarter of 1999. Wells Fund IX made additional cash contributions in the first quarter of 2000 to the Fund IX-X-XI-REIT Joint Venture.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                             Three Months Ended
                                                                                    ----------------------------------
                                                                                       March 31,            March 31,
                                                                                         2000                 1999
                                                                                    --------------      --------------
Revenues:
   Rental income                                                                         $ 206,189           $ 206,522
                                                                                    --------------      --------------
Expenses:
   Depreciation                                                                             71,670              71,670
   Management and leasing expenses                                                          20,907              17,864
   Other operating expenses, net of reimbursements                                         (16,920)             (2,250)
                                                                                    --------------      --------------
                                                                                            75,657              87,284
                                                                                    --------------      --------------
Net income                                                                               $ 130,532           $ 119,238
                                                                                    ==============      ==============
Occupied percentage                                                                            100%                100%
                                                                                    ==============      ==============
Partnership's ownership percentage                                                            8.86%               8.84%
                                                                                    ==============      ==============
Cash distributions to the Partnership                                                    $  18,040           $  14,212
                                                                                    ==============      ==============
Net income allocated to the Partnership                                                  $  11,566           $   9,017
                                                                                    ==============      ==============


Net income increased in 2000, as compared to 1999, due to an increase in CAM reimbursement billed in 2000 to the tenants. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance, which is then reconciled the following year and the difference billed to the tenants.

Cash distributions and net income allocated to the Partnership for the quarter increased in 2000, over 1999, due to an increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture in the second quarter of 1999. Wells Fund IX made additional cash contributions in the first quarter of 2000 to the Fund IX-X-XI-REIT Joint Venture.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                                             Three Months Ended
                                                                                    ----------------------------------
                                                                                       March 31,            March 31,
                                                                                         2000                 1999
                                                                                    --------------      --------------
Revenues:
   Rental income                                                                        $ 168,250           $ 123,873
                                                                                    -------------       -------------
Expenses:
   Depreciation                                                                            55,062              48,495
   Management and leasing expenses                                                          7,280               5,603
   Other operating expenses                                                                 5,148              (1,713)
                                                                                    -------------       -------------
                                                                                           67,490              52,385
                                                                                    -------------       -------------
Net income                                                                              $ 100,760           $  71,488
                                                                                    =============       =============
Occupied percentage                                                                           100%                100%
                                                                                    =============       =============
Partnership's ownership percentage                                                           8.86%               8.84%
                                                                                    =============       =============
Cash distributions to the Partnership                                                   $  13,381           $   8,566
                                                                                    =============       =============
Net income allocated to the Partnership                                                 $   8,930           $   5,263
                                                                                    =============       =============

Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000 over 1999 due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture in the second quarter of 1999. Wells Fund IX made additional cash contributions in the first quarter of 2000 to the Fund IX-X-XI-REIT Joint Venture.

                Fairchild Building/Wells/Fremont Joint Venture



                                                                                             Three Months Ended
                                                                                    ----------------------------------
                                                                                       March 31,            March 31,
                                                                                         2000                 1999
                                                                                    --------------      --------------
Revenues:
   Rental income                                                                         $ 225,195          $ 225,210
                                                                                    --------------      -------------
Expenses:
   Depreciation                                                                             71,382             71,382
   Management and leasing expenses                                                           9,175              9,324
   Other operating expenses                                                                  3,770              1,000
                                                                                    --------------      -------------
                                                                                            84,327             81,706
                                                                                    --------------      -------------
Net income                                                                               $ 140,868          $ 143,504
                                                                                    ==============      =============
Occupied percentage                                                                            100%               100%
                                                                                    ==============      =============
Partnership's ownership percentage                                                             9.7%               9.7%
                                                                                    ==============      =============
Cash distributions to the Partnership                                                    $  19,899          $  19,576
                                                                                    ==============      =============
Net income allocated to the Partnership                                                  $  13,480          $  13,913
                                                                                    ==============      =============

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly higher due primarily to increased expenditures for accounting fees.

                Cort Building/Wells/Orange County Joint Venture



                                                                                             Three Months Ended
                                                                                    ----------------------------------
                                                                                       March 31,            March 31,
                                                                                         2000                 1999
                                                                                    --------------      --------------
Revenues:
   Rental income                                                                         $ 198,885          $ 198,885
                                                                                    --------------      --------------
Expenses:
   Depreciation                                                                             46,641             46,641
   Management and leasing expenses                                                           7,590              7,590
   Other operating expenses                                                                 11,171              8,172
                                                                                    --------------      --------------
                                                                                            65,402             62,403
                                                                                    --------------      --------------
Net income                                                                               $ 133,483          $ 136,482
                                                                                    ==============      ==============
Occupied percentage                                                                            100%               100%
                                                                                    ==============      ==============
Partnership's ownership percentage                                                            23.5%              23.5%
                                                                                    ==============      ==============
Cash distributions to the Partnership                                                    $  40,238          $  41,166
                                                                                    ==============      ==============
Net income allocated to the Partnership                                                  $  31,413          $  32,118
                                                                                    ==============      ==============


Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses are slightly higher due to increased expenditures for travel and taxes.

           EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                                                                                   Three Months
                                                                                                      Ended
                                                                                                  March 31, 2000
                                                                                               --------------------
Revenues:
   Rental income                                                                                      $ 140,089
                                                                                               --------------------
Expenses:
   Depreciation                                                                                          49,901
   Management and leasing expenses                                                                        5,721
   Other operating expenses                                                                               9,840
                                                                                               --------------------
                                                                                                         65,462
                                                                                               --------------------
Net income                                                                                            $  74,627
                                                                                               ====================
Occupied percentage                                                                                         100%
                                                                                               ====================
Partnership's ownership percentage                                                                         26.1%
                                                                                               ====================
Cash distributions to the Partnership                                                                 $  26,224
                                                                                               ====================
Net income allocated to the Partnership                                                               $  19,514
                                                                                               ====================

On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture (which later admitted Wells Fund XII and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"), for a purchase price of $5,085,000, excluding acquisitions costs.

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

              The Sprint Building/Fund XI-XII-REIT Joint Venture


                                                                                                   Three Months
                                                                                                      Ended
                                                                                                  March 31, 2000
                                                                                               --------------------
Revenues:
   Rental income                                                                                    $ 265,997
                                                                                               --------------------
Expenses:
   Depreciation                                                                                        81,779
   Management and leasing expenses                                                                     11,239
   Operating costs, net of reimbursements                                                               6,324
                                                                                               --------------------
                                                                                                       99,342
                                                                                               --------------------
Net income                                                                                          $ 166,655
                                                                                               ====================
Occupied percentage                                                                                       100%
                                                                                               ====================
Partnership's ownership percentage                                                                       26.1%
                                                                                               ====================
Cash distributions to the Partnership                                                               $  60,715
                                                                                               ====================
Net income allocated to the Partnership                                                             $  43,577
                                                                                               ====================

On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County (the "Sprint Building"), for the purchase price of $9,546,210.

The entire Sprint Building is currently under a net lease with Sprint Communications, Inc. and expires on May 18, 2007. Sprint has the option under its lease to extend the initial term for two consecutive five-year periods. The annual lease rent payable during the first five years of the initial term is $999,050 in equal monthly installments of $83,254. The annual base rent during the last five years of the lease is $1,102,400 in equal monthly installments of $91,867. Under the lease, Sprint is responsible for all routine maintenance and repairs. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for repair and replacement of the exterior, roof, foundation, and structure.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                                                                   Three Months
                                                                                                      Ended
                                                                                                  March 31, 2000
                                                                                               --------------------
Revenues:
   Rental income                                                                                      $ 214,474
                                                                                               --------------------
Expenses:
   Depreciation                                                                                          63,869
   Management and leasing experiences                                                                     8,885
   Operating costs, net of reimbursements                                                                 4,877
                                                                                               --------------------
                                                                                                         77,631
                                                                                               --------------------
Net income                                                                                            $ 136,843
                                                                                               ====================
Occupied percentage                                                                                         100%
                                                                                               ====================
Partnership's ownership percentage                                                                         26.1%
                                                                                               ====================
Cash distributions to the Partnership                                                                 $  48,027
                                                                                               ====================
Net income allocated to the Partnership                                                               $  35,782
                                                                                               ====================

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania, for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey, and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time. The monthly base rent payable under the Johnson Matthey lease for the remainder of the lease term is $65,812.50 through June 30, 2000, $67,437.50 through June 30, 2001, $69,062.50 through June 30, 2002, $71,229.17 through June
30, 2003, $72,854.17 through June 30, 2004, $74,750.00 through June 30, 2005,
$76,375.00 through June 30, 2006, and $78,270.84 through June 30, 2007. Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Johnson Matthey Building during the term of the lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

              The Gartner Building/Fund XI-XII-REIT Joint Venture


                                                                                                   Three Months
                                                                                                      Ended
                                                                                                  March 31, 2000
                                                                                               --------------------
Revenues:
   Rental income                                                                                     $ 204,241
                                                                                               --------------------
Expenses:
   Depreciation                                                                                         77,623
   Management and leasing expenses                                                                      10,162
   Other operating expenses                                                                            (15,311)
                                                                                               --------------------
                                                                                                        72,474
                                                                                               --------------------
Net income                                                                                           $ 131,767
                                                                                               ====================
Occupied percentage                                                                                        100%
                                                                                               ====================
Partnership's ownership percentage                                                                        26.1%
                                                                                               ====================
Cash distributions to the Partnership                                                                $  49,811
                                                                                               ====================
Net income allocated to the Partnership                                                              $  34,454
                                                                                               ====================

On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land in Ft. Myers, Florida, for a purchase price of $8,320,000, excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires on January 31, 2008. Gartner has the right to extend its lease for two additional five-year periods of time.

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

Under the lease, Gartner is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Gartner Building during the term of the lease. In addition, Gartner is responsible for all routine maintenance and repairs to the Gartner Building. The Joint Venture, as landlord, is responsible for repair and replacement of the roof, structure, and paved parking areas.

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999 the Partnership could not estimate the amount to be billed for 1999 until first quarter of 2000.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND XI, L.P.
                                    (Registrant)
Dated:  May 11, 2000       By:      /s/ Leo F. Wells, III
                                    ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    and Chief Financial Officer
                                    of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.