Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND XI L P
filed 2000-08-11
CIK 1018216

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 2000                           or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                         0-25731
                       ---------------------------------------------------------

                             WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Georgia                                  58-2250094
---------------------------------------    -------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification Number)


 6200 The Corners Pkwy., Norcross, Georgia                 30092
------------------------------------------  -----------------------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                   ----------------------------

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

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                                      Page No.
                                                                                                      --------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets--June 30, 2000 and December 31, 1999                                           3

            Statement of Income for the Three and Six Months ended June 30, 2000
              and 1999                                                                                    4

            Statements of Partners' Capital for the Year Ended December 31, 1999
              and the Six Months Ended June 30, 2000                                                      5

            Statements of Cash Flows for the Six Months Ended June 30, 2000
              and 1999                                                                                    6

            Condensed Notes to Financial Statements                                                       7

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                  8

PART II.    OTHER INFORMATION                                                                            21

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                       June 30,             December 31,
                                                                         2000                  1999
                                                                     -----------            ------------
ASSETS:
 Cash and cash equivalents                                           $    35,798            $    22,351
 Investment in joint ventures (Note 2)                                13,898,605             14,093,790
 Due from affiliates                                                     340,845                314,099
 Prepaid expenses and other assets                                        18,988                 10,560
                                                                     -----------            -----------
       Total assets                                                  $14,294,236            $14,440,800
                                                                     ===========            ===========
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Due to affiliates                                                 $    65,000            $    65,000
   Partnership distributions payable                                     310,422                275,737
                                                                     -----------            -----------
       Total liabilities                                                 375,422                340,737
                                                                     -----------            -----------
 Partners' capital:
   Limited partners:
     Class A--1,341,356 units outstanding at June 30, 2000 and
      1,336,906 units at December 31, 1999                            11,933,415             11,804,940
     Class B--311,924 units outstanding at June 30, 2000 and
      316,374 units at December 31, 1999                               1,985,399              2,295,123
                                                                     -----------            -----------
       Total partners' capital                                        13,918,814             14,100,063
                                                                     -----------            -----------
       Total liabilities and partners' capital                       $14,294,236            $14,440,800
                                                                     ===========            ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME




                                                            Three Months Ended                 Six Months Ended
                                                       ----------------------------        --------------------------
                                                        June 30,           June 30,        June 30,          June 30,
                                                          2000               1999            2000              1999
                                                       ---------         ----------        ---------        ---------
REVENUES:
 Equity in income of joint ventures                    $ 241,195           $ 98,117        $ 478,642         $ 186,795
 Interest income                                               0             74,364                0           146,186
                                                       ---------           --------        ---------         ---------
                                                         241,195            172,481          478,642           332,981
                                                       ---------           --------        ---------         ---------

EXPENSES:
 Computer costs                                            3,026              1,477            6,093             3,141
 Partnership administration                               16,533             14,131           25,882            33,508
 Legal and accounting                                      4,142             19,298           16,924            31,199
 Amortization of organization costs                            0              1,562                0             3,125
                                                       ---------           --------        ---------         ---------
                                                          23,701             36,468           48,899            70,973
                                                       ---------           --------        ---------         ---------
NET INCOME                                             $ 217,494           $136,013        $ 429,743         $ 262,008
                                                       =========           ========        =========         =========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                              $ 340,881           $199,995        $ 675,450         $ 374,368
                                                       =========           ========        =========         =========
NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                              $(123,387)          $(63,983)       $(245,707)        $(112,360)
                                                       =========           ========        =========         =========
NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                                  $     .25           $    .15        $     .50         $     .20
                                                       =========           ========        =========         =========
NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                                  $    (.40)          $   (.19)       $    (.79)        $    (.33)
                                                       =========           ========        =========         =========
CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                                          $     .23           $    .15        $     .46         $     .30
                                                       =========           ========        =========         =========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     AND THE SIX MONTHS ENDED JUNE 30, 2000




                                                                Limited Partners
                                                 --------------------------------------------------
                                                        Class A                      Class B
                                                 ------------------------     ---------------------
                                     Original      Units        Amounts        Units        Amounts        Capital
                                     --------    ---------    -----------    --------    -----------    ------------
BALANCE, December 31, 1998             $ 100     1,302,942    $11,439,315     350,338     $2,961,011     $14,400,426

 Net income (loss)                         0             0      1,009,368           0       (378,840)        630,528
 Partnership distributions                 0             0       (930,791)          0              0        (930,791)
 Class B conversion                        0        33,964        287,048     (33,964)      (287,048)              0
 Return of capital                      (100)            0              0           0              0            (100)
                                     -------     ---------    -----------     -------     ----------     -----------

BALANCE, December 31, 1999                 0     1,336,906     11,804,940     316,374      2,295,123      14,100,063

 Net income (loss)                         0             0        675,450           0       (245,707)        429,743
 Partnership distributions                 0             0       (610,992)          0              0        (610,992)
 Class B conversions                       0         4,450         64,017      (4,450)       (64,017)              0
                                     -------     ---------    -----------     -------     ----------     -----------
BALANCE, June 30, 2000                 $   0     1,341,356    $11,933,415     311,924     $1,985,399     $13,918,814
                                     =======     =========    ===========     =======     ==========     ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS




                                                                                     Six Months Ended
                                                                               ---------------------------
                                                                                June 30,          June 30,
                                                                                 2000              1999
                                                                               ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                    $ 429,743        $   262,008
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in earnings of joint venture                                        (478,642)          (186,795)
     Changes in assets and liabilities:
       Amortization of organization costs                                              0              3,125
       Decrease in account payable                                                     0             (1,125)
       Increase in prepaid expenses and other assets                              (8,428)           (60,000)
       (Decrease) increase due to affiliates                                           0            (87,944)
                                                                               ---------        -----------
         Net cash used in operating activities                                   (57,327)           (70,731)
                                                                               ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                           0         (2,381,000)
 Distributions received from joint ventures                                      647,081            256,126
                                                                               ---------        -----------
         Net cash provided by (used in) investing activities                     647,081         (2,124,874)
                                                                               ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales commissions                                                                     0           (214,609)
 Distribution to partners from accumulated earnings                             (576,306)          (336,447)
                                                                               ---------        -----------
         Net cash used in financing activities                                  (576,306)          (551,056)
                                                                               ---------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              13,447         (2,746,662)

CASH AND CASH EQUIVALENTS, beginning of year                                      22,351          9,292,800
                                                                               ---------        -----------
CASH AND CASH EQUIVALENTS, end of period                                       $  35,798        $ 6,546,138
                                                                               =========        ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint venture property                    $       0        $    99,167
                                                                               =========        ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


                                 JUNE 30, 2000


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

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offer terminated on December 31, 1998 at which time the Partnership had sold 1,314,906 Class A Status Units, and 338,374 Class B Status Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of June 30, 2000, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, and had invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

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

     As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;

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

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in eleven properties as of June 30, 2000 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     As of June 30, 2000, the properties owned by the Partnership were 100% occupied as compared to 99.8% occupied at June 30, 1999. Gross revenues of the Partnership increased to $478,642 from $332,981 for the six months ended June 30, 2000 and 1999, respectively. The increase was attributable primarily to increase in equity in income of joint ventures as the Partnership invested in four additional joint venture properties offset partially by decreased interest income earned on funds held by the Partnership prior to investment in joint ventures. Expenses of the Partnership were $48,899 for the six months ended June 30, 2000, as compared to $70,973 for the same period in 1999. The decrease was due to an overall decrease in partnership administrative expenses.

     The Partnership's net cash used in operating activities was $57,327 for 2000, as compared to $70,731 for 1999 which is due primarily to changes in liabilities. Net cash provided by (used in) investing activities increased to $647,081 from $(2,124,874) as investing in joint ventures decreased. Net cash used in financing activities increased from $551,056 to $576,306 due to increased distributions to partners from accumulated earnings. Cash and cash equivalents decreased from $6,546,138 as of June 30, 1999 to $35,798 for the same period in 2000.

     Net income per unit for Class A Limited Partners was $.50 and $.20 for the six months ended June 30, 2000 and 1999, respectively. Net loss per unit for Class B Limited Partners was $.79 for the six months ended June 30, 2000 as compared to $.33 for the same period in 1999. The Partnership's distributions to Class A unit holders for the second quarter of 2000 was $.23 per weighted average unit, as compared to $.15 for the same period in 1999.

     The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999 distributions.

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

2.   PROPERTY OPERATIONS

     As of June 30, 2000, the Partnership owned interests in the following operational properties:

                The ABB Building/Fund IX-X-XI-REIT Joint Venture


                                                  Three Months Ended     Six Months Ended
                                                  -------------------   -------------------
                                                  June 30,   June 30,   June 30,   June 30,
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
     Revenues:
       Rental income                              $291,417   $261,987   $606,582   $522,079
       Interest income                              15,976     16,681     33,704     31,741
                                                  --------   --------   --------   --------
                                                   307,393    278,668    640,286    553,820
                                                  --------   --------   --------   --------
     Expenses:
       Depreciation                                 98,454    134,100    196,908    268,200
       Management and leasing expenses              23,395     29,504     75,955     61,406
       Other operating expenses                     (9,264)    25,829    (42,634)     3,707
                                                  --------   --------   --------   --------
                                                   112,585    189,433    230,229    333,313
                                                  --------   --------   --------   --------
     Net income                                   $194,808   $ 89,235   $410,057   $220,507
                                                  ========   ========   ========   ========
     Occupied percentage                               100%        98%       100%     98.28%
                                                  ========   ========   ========   ========
     Partnership's ownership percentage               8.85%      8.84%      8.85%      8.84%
                                                  ========   ========   ========   ========
     Cash distribution to the Partnership         $ 25,975   $ 19,909   $ 53,450   $ 39,415
                                                  ========   ========   ========   ========
     Net income allocated to the Partnership      $ 17,250   $  7,888   $ 36,327   $ 17,611
                                                  ========   ========   ========   ========

     Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. This decrease resulted from an accelerated depreciation on tenant improvement for a short-term lease in 1999 for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000, over 1999, due to a combination of increased rental income and decreased operating expenses.

     The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture in the third quarter of 1999.

       The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture


                                               Three Months Ended             Six Months Ended
                                             -------------------------     -------------------------
                                               June 30,       June 30,      June 30,        June 30,
                                                2000           1999           2000           1999
                                             ----------      ---------     ----------      ---------
Revenues:
  Rental income                              $145,752        $145,752       $291,504        $291,504
                                             --------        --------       --------        --------
Expenses:
  Depreciation                                 45,801          45,801         91,602          91,602
  Management and leasing expenses               5,370           5,370         10,740          10,739
  Other operating expenses                      4,538           9,184          8,019          12,198
                                             --------        --------       --------        --------
                                               55,709          60,355        110,361         114,539
                                             --------        --------       --------        --------
Net income                                   $ 90,043        $ 85,397       $181,143        $176,965
                                             ========        ========       ========        ========
Occupied percentage                               100%            100%           100%            100%
                                             ========        ========       ========        ========
Partnership's ownership percentage               8.85%           8.84%          8.85%           8.84%
                                             ========        ========       ========        ========
Cash distributed to the Partnership          $ 11,010        $ 10,581       $ 22,211        $ 19,867
                                             ========        ========       ========        ========
Net income allocated to the Partnership      $  7,973        $  7,549       $ 16,047        $ 14,298
                                             ========        ========       ========        ========


Rental income, depreciation and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were slightly lower, due primarily to a one-time charge for consulting fees in 1999 which did not occur in 2000.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture


                                               Three Months Ended        Six Months Ended
                                             ----------------------     --------------------
                                              June 30,     June 30,     June 30,    June 30,
                                                2000         1999         2000        1999
                                             ---------     --------     --------    --------
Revenues:
  Rental income                              $256,828      $256,829     $513,657    $513,657
                                             --------      --------     --------    --------
Expenses:
  Depreciation                                 81,576        81,576      163,152     163,152
  Management and leasing expenses              11,829        12,058       28,830      23,675
  Other operating expenses                     53,401        (4,450)      80,995      (4,087)
                                             --------      --------     --------    --------
                                              146,806        89,184      272,977     182,740
                                             --------      --------     --------    --------
Net income                                   $110,022      $167,645     $240,680    $330,917
                                             ========      ========     ========    ========

Occupied percentage                               100%          100%         100%        100%
                                             ========      ========     ========    ========

Partnership's ownership percentage               8.85%         8.84%        8.85%       8.84%
                                             ========      ========     ========    ========

Cash distribution to the Partnership         $ 16,465      $ 21,528     $ 34,770    $ 39,218
                                             ========      ========     ========    ========

Net income allocated to the Partnership      $  9,746      $ 14,820     $ 21,326    $ 26,894
                                             ========      ========     ========    ========

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes due to an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant.

Cash distributions have increased largely because of the decrease in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Fund IX-X-XI-REIT Joint Venture in the third quarter of 1999.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture




                                             Three Months Ended      Six Months Ended
                                             -------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                              2000       1999       2000       1999
                                             --------   --------   --------   --------
Revenues:
  Rental income                              $222,255   $207,758   $428,444   $414,279
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 71,670     71,670    143,340    143,340
  Management and leasing expenses              35,810     17,755     56,717     35,619
  Other operating expenses                    (35,614)    12,844    (52,534)    10,633
                                             --------   --------   --------   --------
                                               71,866    102,309    147,523    189,592
                                             --------   --------   --------   --------
Net income                                   $150,389   $105,449   $280,921   $224,687
                                             ========   ========   ========   ========

Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========

Partnership's ownership percentage               8.85%      8.84%      8.85%      8.84%
                                             ========   ========   ========   ========

Cash distribution to the Partnership         $ 19,784   $ 15,526   $ 37,824   $ 29,738
                                             ========   ========   ========   ========

Net income allocated to the Partnership      $ 13,319   $  9,322   $ 24,885   $ 18,340
                                             ========   ========   ========   ========


Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Due to these CAM reimbursements, management and leasing fees increased since these fees are charged only on actual benefits received.

Cash distributions and net income allocated to the Partnership for the quarter ended June 30, 2000 increased in 2000, over 1999, due to an increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture in the second quarter of 1999.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture


                                              Three Months Ended    Six Months Ended
                                             -------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                               2000       1999       2000      1999
                                             --------   --------   --------   --------
Revenues:
  Rental income                              $168,250   $123,873   $336,500   $247,746
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 55,062     48,495    110,124     96,990
  Management and leasing expenses               7,280      3,735     14,560      9,338
  Other operating expenses                      5,219      4,238     10,367      2,525
                                             --------   --------   --------   --------
                                               67,561     56,468    135,051    108,853
                                             --------   --------   --------   --------
Net income                                   $100,689   $ 67,405   $201,449   $138,893
                                             ========   ========   ========   ========

Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========

Partnership's ownership percentage               8.85%      8.84%      8.85%      8.84%
                                             ========   ========   ========   ========

Cash distributed to the Partnership          $ 13,364   $  9,904   $ 26,745   $ 18,470
                                             ========   ========   ========   ========

Net income allocated to the Partnership      $  8,916   $  5,959   $ 17,846   $ 11,222
                                             ========   ========   ========   ========


Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional funding by the Partnership to the Joint Venture

                Cort Building/Wells/Orange County Joint Venture


                                             Three Months Ended     Six Months Ended
                                             -------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                              2000       1999        2000      1999
                                             -------------------   -------------------
Revenues:
  Rental income                              $198,886   $198,886   $397,771   $397,771
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 46,641     46,641     93,282     93,282
  Management and leasing expenses               7,590      7,590     15,180     15,180
  Other operating expenses                     (7,241)     5,281      3,930     13,453
                                             --------   --------   --------   --------
                                               46,990     59,512    112,392    121,915
                                             --------   --------   --------   --------
Net income                                   $151,896   $139,374   $285,379   $275,856
                                             ========   ========   ========   ========

Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========

Partnership's ownership percentage               23.5%      23.5%      23.5%      23.5%
                                             ========   ========   ========   ========

Cash distributed to the Partnership          $ 44,571   $ 41,624   $ 84,809   $ 82,452
                                             ========   ========   ========   ========

Net income allocated to the Partnership      $ 35,550   $ 32,798   $ 66,822   $ 64,916
                                             ========   ========   ========   ========


Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were lower due to CAM reimbursements billed in 2000 to the tenants. No CAM billing was changed to the tenant in 1999. Tenants are billed an estimated amount for common area maintenance, which is then reconciled the following year, and the difference is billed to the tenant.

                 Fairchild Building/Wells/Fremont Joint Venture


                                             Three Months Ended     Six Months Ended
                                             -------------------   -------------------
                                             June 30,   June 30,   June 30,   June 30,
                                              2000       1999        2000      1999
                                             -------------------   -------------------
Revenues:
  Rental income                              $225,195   $225,211   $450,390   $450,421
                                             --------   --------   --------   --------
Expenses:
  Depreciation                                 71,382     71,382    142,764    142,764
  Management and leasing expenses               9,175      9,343     18,350     18,667
  Other operating expenses                      2,842      6,315      6,612      7,315
                                             --------   --------   --------   --------
                                               83,399     87,040    167,726    168,746
                                             --------   --------   --------   --------
Net income                                   $141,796   $138,171   $282,664   $281,675
                                             ========   ========   ========   ========

Occupied percentage                               100%       100%       100%       100%
                                             ========   ========   ========   ========

Partnership's ownership percentage                9.7%       9.7%       9.7%       9.7%
                                             ========   ========   ========   ========

Cash distributed to the Partnership          $ 19,907   $ 18,979   $ 39,724   $ 38,475
                                             ========   ========   ========   ========

Net income allocated to the Partnership      $ 13,749   $ 13,398   $ 27,407   $ 27,312
                                             ========   ========   ========   ========


Rental income, net income and cash distributions to the Partnership remained stable in 2000, as compared to 1999.

           EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                           Three Months       Two Months         Six Months
                                              Ended             Ended              Ended
                                           June 30, 2000     June 30, 1999     June 30, 2000
                                           -------------     -------------     -------------
Revenues:
  Rental income                              $140,089           $70,126           $280,178
                                             --------           -------           --------
Expenses:
  Depreciation                                 49,900            33,268             99,801
  Management and leasing expenses               5,496            10,849             11,217
  Other operating expenses                      9,174                 0             19,014
                                             --------           -------           --------
                                               64,570            44,117            130,032
                                             --------           -------           --------
Net income                                   $ 75,519           $26,009           $150,146
                                             ========           =======           ========

Occupied percentage                               100%              100%               100%
                                             ========           =======           ========

Partnership's ownership percentage               26.1%             29.9%              26.1%
                                             ========           =======           ========

Cash distributed to the Partnership          $ 30,393           $15,152           $ 56,618
                                             ========           =======           ========

Net income allocated to the Partnership      $ 19,746           $ 7,761           $ 39,260
                                             ========           =======           ========


On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture, acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"), for a purchase price of $5,085,000, excluding acquisitions costs.

The Partnership's ownership interest decreased due to the admittance of Fund XII to the XI-REIT Joint Venture on June 21, 1999 which changed its name to the Fund XI-XII-REIT Joint Venture. Since the acquisition of the property by Wells Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the EYBL CarTex Building was purchased in May of 1999, comparable income and expense figures for the prior year are available for only two months.

               The Sprint Building/Fund XI-XII-REIT Joint Venture



                                                             Three Months        Six Months
                                                                Ended             Ended
                                                             June 30, 2000     June 30, 2000
                                                             -------------     -------------
Revenues:
  Rental income                                                $265,997           $531,994
                                                               --------           --------
Expenses:
  Depreciation                                                   81,778            163,557
  Management and leasing expenses                                11,240             22,479
  Operating costs, net of reimbursements                          4,334             10,658
                                                               --------           --------
                                                                 97,352            196,694
                                                               --------           --------
Net income                                                     $168,645           $335,300
                                                               ========           ========

Occupied percentage                                                 100%               100%
                                                               ========           ========

Partnership's ownership percentage                                 26.1%              26.1%
                                                               ========           ========

Cash distributed to the Partnership                            $ 61,236           $121,951
                                                               ========           ========

Net income allocated to the Partnership                        $ 44,097           $ 87,674
                                                               ========           ========


On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas (the "Sprint Building"), for the purchase price of $9,546,210.

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

Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are not available for the prior year.

          The Johnson Matthey Building/Fund XI-XII-REIT Joint Venture





                                                                  Three Months       Six Months
                                                                     Ended             Ended
                                                                  June 30, 2000     June 30, 2000
                                                                  -------------     -------------
Revenues:
  Rental income                                                    $214,474             $428,948
                                                                   --------             --------
Expenses:
  Depreciation                                                       63,868              127,737
  Management and leasing experiences                                  8,884               17,769
  Operating costs, net of reimbursements                              5,252               10,129
                                                                   --------             --------
                                                                     78,004              155,635
                                                                   --------             --------
Net income                                                         $136,470             $273,313
                                                                   ========             ========

Occupied percentage                                                     100%                 100%
                                                                   ========             ========

Partnership's ownership percentage                                     26.1%                26.1%
                                                                   ========             ========

Cash distributed to the Partnership                                $ 47,930             $ 95,957
                                                                   ========             ========

Net income allocated to the Partnership                            $ 35,684             $ 71,466
                                                                   ========             ========


On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey, and was assigned to the Fund XI-XII-REIT Joint Venture at closing. The lease currently expires in June 2007, and Johnson Matthey has the right to extend the lease for two additional three-year periods of time. Under the lease, Johnson Matthey is required to pay as additional rent all real estate taxes, special assessments, utilities, taxes, insurance, and other operating costs with respect to the Johnson Matthey Building during the term of the lease. In addition, Johnson Matthey is responsible for all routine maintenance and repairs to the Johnson Matthey Building. The Fund XI-XII-REIT Joint Venture, as landlord, is responsible for maintenance of the footings and foundations and the structural steel columns and girders associated with the building.

Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are not available for the prior year.

              The Gartner Building/Fund XI-XII-REIT Joint Venture



                                                                  Three Months        Six Months
                                                                     Ended             Ended
                                                                  June 30, 2000     June 30, 2000
                                                                  -------------     -------------
Revenues:
  Rental income                                                      $216,567         $420,808
                                                                     --------         --------
Expenses:
  Depreciation                                                         77,622          155,245
  Management and leasing expenses                                       9,086           19,248
  Other operating expenses                                             (4,482)         (19,793)
                                                                     --------         --------
                                                                       82,226          154,700
                                                                     --------         --------
Net income                                                           $134,341         $266,108
                                                                     ========         ========

Occupied percentage                                                       100%             100%
                                                                     ========         ========

Partnership's ownership percentage                                       26.1%            26.1%
                                                                     ========         ========

Cash distributed to the Partnership                                  $ 50,477         $100,288
                                                                     ========         ========

Net income allocated to the Partnership                              $ 35,127         $ 69,582
                                                                     ========         ========


On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land in Ft. Myers, Florida (the "Gartner Building"), for a purchase price of $8,320,000, excluding acquisition costs.

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

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999 the tenant was not billed for CAM reimbursements for 1999 until the first quarter of 2000.

Since the acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are not available for the prior year.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND XI, L.P.
                               (Registrant)

Dated:  August 11, 2000  By:   /s/ Leo F. Wells, III
                               ---------------------
                               Leo F. Wells, III, as Individual
                               General Partner, and as President,
                               and Chief Financial Officer
                               of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.