Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND XI L P
filed 2000-11-13
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               September 30, 2000              or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________ to ___________________

Commission file number                           0-25731
                       --------------------------------------------------------

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Georgia                                    58-2250094
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                           Identification Number)

 6200 The Corners Pkwy., Norcross, Georgia                       30092
---------------------------------------------   --------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                   -----------------------------

________________________________________________________________________________
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X      No _______
             ---

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                      INDEX

                                                                                                         Page No.
                                                                                                         -------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets--September 30, 2000 and December 31, 1999                                           3

           Statement of Income for the Three and Nine Months ended September 30, 2000 and 1999                4

           Statements of Partners' Capital for the Year Ended December 31, 1999
           and the Nine Months Ended September 30, 2000                                                       5

           Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999                     6

           Condensed Notes to Financial Statements                                                            7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              8

PART II.  OTHER INFORMATION                                                                                  21

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                                 September 30,        December 31,
                                                                                     2000                 1999
                                                                                 --------------      --------------
ASSETS:
  Cash and cash equivalents                                                      $       61,325      $       22,351
  Investment in joint ventures (Note 2)                                              13,798,487          14,093,790
  Due from affiliates                                                                   345,144             314,099
  Prepaid expenses and other assets                                                      15,092              10,560
                                                                                 --------------      --------------
            Total assets                                                         $   14,220,048      $   14,440,800
                                                                                 ==============      ==============

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Due to affiliates                                                           $       65,000      $       65,000
     Partnership distributions payable                                                  318,570             275,737
                                                                                 --------------      --------------
            Total liabilities                                                           383,570             340,737
                                                                                 --------------      --------------

  Partners' capital:
     Limited partners:
         Class A--1,341,356 units outstanding at September 30, 2000
            and 1,336,906 units at December 31, 1999                                 11,980,111          11,804,940
         Class B--311,924 units outstanding at September 30, 2000 and
            316,374 units at December 31, 1999                                        1,856,367           2,295,123
                                                                                 --------------      --------------
            Total partners' capital                                                  13,836,478          14,100,063
                                                                                 --------------      --------------
            Total liabilities and partners' capital                              $   14,220,048      $   14,440,800
                                                                                 ==============      ==============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                         Three Months Ended                Nine Months Ended
                                                  -------------------------------  --------------------------------
                                                   September 30,   September 30,    September 30,    September 30,
                                                       2000            1999             2000             1999
                                                  --------------- ---------------  ---------------  ---------------
REVENUES:
   Equity in income of joint ventures                $    245,292    $    205,332     $    723,934     $    392,127
   Interest income                                          4,906          12,818            4,906          159,004
                                                  --------------- ---------------  ---------------  ---------------
                                                          250,198         218,150          728,840          551,131
                                                  --------------- ---------------  ---------------  ---------------
EXPENSES:
   Computer costs                                           2,354           2,558            8,447            5,699
   Partnership administration                              10,993          13,531           36,875           47,039
   Legal and accounting                                       615           8,499           17,539           39,698
   Amortization of organization costs                           0           6,250                0            9,375
                                                  --------------- ---------------  ---------------  ---------------
                                                           13,962          30,838           62,861          101,811
                                                  --------------- ---------------  ---------------  ---------------
NET INCOME                                           $    236,236    $    187,312     $    665,979     $    449,320
                                                  =============== ===============  ===============  ===============

NET INCOME ALLOCATED TO CLASS A LIMITED
   PARTNERS                                          $    365,268    $    313,127     $  1,040,718     $    687,495
                                                  =============== ===============  ===============  ===============

NET LOSS ALLOCATED TO CLASS B LIMITED
   PARTNERS                                          $   (129,032)   $   (125,815)    $   (374,739)    $   (238,175)
                                                  =============== ===============  ===============  ===============

NET INCOME PER WEIGHTED AVERAGE CLASS A
   LIMITED PARTNER UNIT                              $       0.27    $       0.24     $       0.78     $       0.52
                                                  =============== ===============  ===============  ===============
NET LOSS PER WEIGHTED AVERAGE CLASS B
   LIMITED PARTNER UNIT                              $      (0.41)   $      (0.37)    $      (1.20)    $      (0.70)
                                                  =============== ===============  ===============  ===============

CASH DISTRIBUTION PER CLASS A LIMITED
   PARTNER UNIT                                      $       0.24    $       0.20     $       0.69     $       0.50
                                                  =============== ===============  ===============  ===============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                   Limited Partners
                                                 -----------------------------------------------------
                                                           Class A                     Class B                Total
                                                 ---------------------------  ------------------------      Partners'
                                      Original      Units         Amounts        Units       Amounts         Capital
                                     ----------  -----------   -------------  ----------  ------------   -------------
BALANCE, December 31, 1998              $   100    1,302,942     $11,439,315     350,338    $2,961,011     $14,400,426

   Net income (loss)                          0            0       1,009,368           0      (378,840)        630,528
   Partnership distributions                  0            0        (930,791)          0             0        (930,791)
   Class B conversion                         0       33,964         287,048     (33,964)     (287,048)              0
   Return of capital                       (100)           0               0           0             0            (100)
                                     ----------  -----------   -------------  ----------  ------------   -------------
BALANCE, December 31, 1999                    0    1,336,906      11,804,940     316,374     2,295,123      14,100,063

   Net income (loss)                          0            0       1,040,718           0      (374,739)        665,979
   Partnership distributions                  0            0        (929,564)          0             0        (929,564)
   Class B conversions                        0        4,450          64,017      (4,450)      (64,017)              0
                                     ----------  -----------   -------------  ----------  ------------   -------------
BALANCE, September 30, 2000             $     0    1,341,356     $11,980,111     311,924    $1,856,367     $13,836,478
                                     ==========  ===========   =============  ==========  ============   =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                   -------------------------------
                                                                                    September 30,   September 30,
                                                                                         2000          1999
                                                                                   --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    665,979    $    449,320
    Adjustments to reconcile net income to net cash used in operating activities:
           Equity in earnings of joint venture                                            (723,934)       (392,127)
           Changes in assets and liabilities:
              Amortization of organization costs                                                 0           9,375
              Accounts receivable                                                                0          21,500
              Accounts payable                                                                   0          (1,125)
              Prepaid expenses and other assets                                             (4,532)         (9,964)
              Due to affiliates                                                                  0         (22,944)
                                                                                   --------------- ---------------
                 Net cash (used in) provided by operating activities                       (62,487)         54,035
                                                                                   --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint venture                                                                  0      (9,005,977)
    Distributions received from joint ventures                                             988,192         409,070
                                                                                   --------------- ---------------
                 Net cash provided by (used in) investing activities                       988,192      (8,596,907)
                                                                                   --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales commissions                                                                            0        (214,609)
    Distributions to partners from accumulated earnings                                   (886,731)       (533,082)
    Return of original limited partner investment                                                0            (100)
                                                                                   --------------- ---------------
                 Net cash used in financing activities                                    (886,731)       (747,791)
                                                                                   --------------- ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        38,974      (9,292,663)

CASH AND CASH EQUIVALENTS, beginning of year                                                22,351       9,290,800
                                                                                   --------------- ---------------
CASH AND CASH EQUIVALENTS, end of period                                              $     61,325    $      2,137
                                                                                   =============== ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
       Deferred project costs applied to joint venture property                       $          0    $    375,210
                                                                                   =============== ===============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P. as General Partners. The Partnership was formed on September 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

   On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 31, 1998 at which time the Partnership had sold 1,314,906 Class A Status Units, and 338,374 Class B Status Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of September 30, 2000, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, and had invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

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

   As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), formerly the ABB Building, which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building"), formerly the Lucent Technologies Building, which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the

   "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
   (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture; (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture; and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

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

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in eleven properties as of September 30, 2000 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   As of September 30, 2000, the properties owned by the Partnership were 100% occupied as compared to 99.8% occupied at September 30, 1999. Gross revenues of the Partnership increased to $728,840 from $551,131 for the nine months ended September 30, 2000 and 1999, respectively. This increase in revenues was attributable primarily to increase in equity in income of joint ventures as the Partnership invested in four additional joint venture properties offset partially by decreased interest income earned on funds held by the Partnership prior to investment in properties. Expenses of the Partnership were $62,861 for the nine months ended September 30, 2000, as compared to $101,811 for the same period in 1999. The decrease was due to an overall decrease in partnership administrative expenses.

   The Partnership's net cash (used in) provided by operating activities was $(62,487) for 2000, as compared to $54,035 for 1999. Net cash provided by (used in) investing activities increased to $988,192 from $(8,596,907) as investing in joint ventures decreased. Net cash used in financing activities increased from $747,791 to $886,731 due to increased distributions to partners from accumulated earnings. Cash and cash equivalents increased from $2,137 as of September 30, 1999 to $61,325 for the same period in 2000.

   Net income per unit for Class A Limited Partners was $.78 and $.52 for the nine months ended September 30, 2000 and 1999, respectively. Net loss per unit for Class B Limited Partners was $1.20 for the nine months ended September 30, 2000, as compared to $.70 for the same period in 1999. The Partnership's distributions to Class A unit holders for the third quarter of 2000 was $.24 per weighted average unit, as compared to $.20 for the same period in 1999.

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

2. PROPERTY OPERATIONS

   As of September 30, 2000, the Partnership owned interests in the following operational properties:

       The Alstom Power-Knoxville Building (formerly the ABB Building)/
                        Fund IX-X-XI-REIT Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 --------------------------------  --------------------------------
                                                  September 30,    September 30,    September 30,    September 30,
                                                      2000             1999              2000            1999
                                                 ---------------  ---------------  --------------   ---------------
Revenues:
    Rental income                                   $    288,969     $    261,986     $   895,551      $    784,065
    Interest income                                       19,871           15,024          53,575            46,765
                                                 ---------------  ---------------  --------------   ---------------
                                                         308,840          277,010         949,126           830,830
                                                 ---------------  ---------------  --------------   ---------------
Expenses:
    Depreciation                                          98,454          135,499         295,362           403,699
    Management and leasing expenses                       36,277           32,260         112,232            93,666
    Other operating expenses                             (26,544)         (17,097)        (69,178)          (13,390)
                                                 ---------------  ---------------  --------------   ---------------
                                                         108,187          150,662         338,416           483,975
                                                 ---------------  ---------------  --------------   ---------------
Net income                                          $    200,653     $    126,348     $   610,710      $    346,855
                                                 ===============  ===============  ==============   ===============

Occupied percentage                                          100%              98%            100%               98%
                                                 ===============  ===============  ==============   ===============

Partnership's ownership percentage                          8.84%            8.85%           8.84%             8.85%
                                                 ===============  ===============  ==============   ===============

Cash distribution to the Partnership                $     26,379     $     23,412     $    79,829      $     62,830
                                                 ===============  ===============  ==============   ===============

Net income allocated to the Partnership             $     17,748     $     11,214     $    54,075      $     28,826
                                                 ===============  ===============  ==============   ===============

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

The Partnership's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX and Wells Fund X to the Joint Venture.

        The Avaya Building (formerly the Lucent Technologies Building)/
                        Fund IX-X-XI-REIT Joint Venture

                                                       Three Months Ended                      Nine Months Ended
                                                ---------------------------------      ----------------------------------
                                                 September 30,     September 30,        September 30,      September 30,
                                                      2000             1999                 2000               1999
                                                ----------------  ---------------      ---------------    ---------------
Revenues:
    Rental income                                    $145,752        $145,752             $ 437,256          $437,256
                                                   ----------      ----------            ----------        ----------
Expenses:
    Depreciation                                       45,801          45,801               137,403           137,403
    Management and leasing expenses                     5,369           5,370                16,109            16,109
    Other operating expenses                            1,669           1,766                 9,688            13,964
                                                   ----------      ----------            ----------        ----------
                                                       52,839          52,937               163,200           167,476
                                                   ----------      ----------            ----------        ----------
Net income                                           $ 92,913        $ 92,815             $ 274,056          $269,780
                                                   ==========      ==========            ==========        ==========
Occupied percentage                                       100%            100%                  100%              100%
                                                   ==========      ==========            ==========        ==========
Partnership's ownership percentage                       8.84%           8.85%                 8.84%             8.85%
                                                   ==========      ==========            ==========        ==========
Cash distribution to the Partnership                 $ 11,251        $ 11,285             $  33,462          $ 31,153
                                                   ==========      ==========            ==========        ==========
Net income allocated to the Partnership              $  8,218        $  8,240             $  24,265          $ 22,537
                                                   ==========      ==========            ==========        ==========

Rental income, depreciation and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000.

The Partnership's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX and Wells Fund X to the Joint Venture.

                 Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                         Three Months Ended                     Nine Months Ended
                                                  ---------------------------------     ----------------------------------
                                                   September 30,     September 30,       September 30,      September 30,
                                                       2000              1999                 2000              1999
                                                  --------------     --------------     --------------     ---------------
Revenues:
    Rental income                                    $256,829          $256,829             $770,486          $770,486
                                                   ----------        ----------           ----------        ----------
Expenses:
    Depreciation                                       81,576            81,576              244,728           244,728
    Management and leasing expenses                    12,826            11,618               41,656            35,293
    Other operating expenses                           (7,585)            3,899               73,410              (188)
                                                   ----------        ----------           ----------        ----------
                                                       86,817            97,093              359,794           279,833
                                                   ----------        ----------           ----------        ----------
Net income                                           $170,012          $159,736             $410,692          $490,653
                                                   ==========        ==========           ==========        ==========
Occupied percentage                                       100%              100%                 100%              100%
                                                   ==========        ==========           ==========        ==========
Partnership's ownership percentage                       8.84%             8.85%                8.84%             8.85%
                                                   ==========        ==========           ==========        ==========
Cash distribution to the Partnership                 $ 21,747          $ 20,921             $ 56,517          $ 60,142
                                                   ==========        ==========           ==========        ==========
Net income allocated to the Partnership              $ 15,036          $ 14,184             $ 36,362          $ 41,079
                                                   ==========        ==========           ==========        ==========

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes resulting from an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant.

Rental income remained stable for the three and nine months ended September 30, 2000, as compared to the same period in 1999. Total expenses decreased for the three-month period ended September 30, 2000, as compared to the same period for 1999, due largely to other operating expenses being negative. This was due to an offset of tenant reimbursements in operating cost, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership for the three-month period remained relatively stable for the period ended September 30, 2000 and 1999.

The Partnership's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX and Fund X to the Joint Venture.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 --------------------------------  ---------------------------------
                                                   September 30,   September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 ----------------  --------------  ---------------   ---------------
Revenues:
    Rental income                                    $207,454          $207,791         $635,898          $622,070
                                                   ----------        ----------       ----------        ----------
Expenses:
    Depreciation                                       71,670            71,670          215,010           215,010
    Management and leasing expenses                    27,019            18,899           83,736            54,518
    Other operating expenses                           (2,165)           (5,291)         (54,699)            5,342
                                                   ----------        ----------       ----------        ----------
                                                       96,524            85,278          244,047           274,870
                                                   ----------        ----------       ----------        ----------
Net income                                           $110,930          $122,513         $391,851          $347,200
                                                   ==========        ==========       ==========        ==========
Occupied percentage                                       100%              100%             100%              100%
                                                   ==========        ==========       ==========        ==========
Partnership's ownership percentage                       8.84%             8.85%            8.84%             8.85%
                                                   ==========        ==========       ==========        ==========
Cash distribution to the Partnership                 $ 16,197          $ 17,112         $ 54,021          $ 46,852
                                                   ==========        ==========       ==========        ==========
Net income allocated to the Partnership              $  9,813          $ 10,880         $ 34,697          $ 29,221
                                                   ==========        ==========       ==========        ==========

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

Cash distributions and net income allocated to the Partnership for the quarter ended September 30, 2000 decreased in 2000, as compared to 1999, due to a decrease in net income. The Partnership's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund IX and Fund X to the Joint Venture.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                -------------------------------     ------------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                      2000             1999              2000             1999
                                                ---------------   -------------     -------------    -------------

Revenues:
    Rental income                                $      168,250   $     150,009     $     504,750    $    397,755
                                                 --------------   -------------     --------------   ------------
Expenses:
    Depreciation                                         55,062          48,495           165,186         145,485
    Management and leasing expenses                       7,319           8,291            21,879          17,629
    Other operating expenses                              2,253           1,290            12,620           3,815
                                                 --------------   -------------     -------------    ------------
                                                         64,634          58,076           199,685         166,929
                                                 --------------   -------------     -------------    ------------
Net income                                       $      103,616   $      91,933     $     305,065    $    230,826
                                                 ==============   =============     =============    ============

Occupied percentage                                         100%            100%              100%            100%
                                                 ==============   =============     =============    ============

Partnership's ownership percentage                         8.84%           8.85%             8.84%           8.85%
                                                 ==============   =============     =============    ============

Cash distribution to the Partnership             $       13,608   $      12,122     $      40,353    $     30,592
                                                 ==============   =============     =============    ============

Net income allocated to the Partnership          $        9,165   $       8,160     $      27,010    $     19,382
                                                 ==============   =============     =============    ============

Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income.

The Partnership's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional funding by Wells Fund IX and Wells Fund X to the Joint Venture.

                Cort Building/Wells/Orange County Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                -------------------------------     -----------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                      2000             1999              2000             1999
                                                ---------------   -------------     -------------    ------------

Revenues:
    Rental income                               $       198,885   $     198,885     $     596,656    $    596,656
                                                ---------------   -------------     -------------    ------------
Expenses:
    Depreciation                                         46,641          46,641           139,923         139,923
    Management and leasing expenses                       8,701           7,590            23,881          22,770
    Other operating expenses                              6,445           5,993            10,375          19,446
                                                ---------------   -------------     -------------    ------------
                                                         61,787          60,224           174,179         182,139
                                                ---------------   -------------     -------------    ------------
Net income                                      $       137,098   $     138,661     $     422,477    $    414,517
                                                ===============   =============     =============    ============

Occupied percentage                                         100%            100%              100%            100%
                                                ===============   =============     =============    ============

Partnership's ownership percentage                         23.5%           23.5%             23.5%           23.5%
                                                ===============   =============     =============    ============

Cash distribution to the Partnership            $        41,088   $      41,681     $     125,897    $    124,697
                                                ===============   =============     =============    ============

Net income allocated to the Partnership         $        32,265   $      32,620     $      99,087    $     97,536
                                                ===============   =============     =============    ============

Rental income, depreciation, and management and leasing expenses remained stable in 2000, as compared to 1999, while other operating expenses were lower in 2000 due to common area maintenance reimbursements billed to the tenants. Tenants are billed an estimated amount for common area maintenance, which is then reconciled the following year, and the difference is billed to the tenant.

                Fairchild Building/Wells/Fremont Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                -------------------------------     -----------------------------
                                                 September 30,    September 30,     September 30,    September 30,
                                                      2000             1999              2000             1999
                                                ---------------   -------------     -------------    -------------

Revenues:
    Rental income                               $       225,195   $     225,210     $     675,585    $    675,631
                                                ---------------   -------------     -------------    ------------
Expenses:
    Depreciation                                         71,382          71,382           214,146         214,146
    Management and leasing expenses                       9,175           9,303            27,525          27,970
    Other operating expenses                              3,244           6,457             9,856          13,772
                                                ---------------   -------------     -------------    ------------
                                                         83,801          87,142           251,527         255,888
                                                ---------------   -------------     -------------    ------------
Net income                                      $       141,394   $     138,068     $     424,058    $    419,743
                                                ===============   =============     =============    ============

Occupied percentage                                         100%            100%              100%            100%
                                                ===============   =============     =============    ============

Partnership's ownership percentage                          9.7%            9.7%              9.7%            9.7%
                                                ===============   =============     =============    ============

Cash distribution to the Partnership            $        19,869   $      18,485     $      59,593    $     55,978
                                                ===============   =============     =============    ============

Net income allocated to the Partnership         $        13,709   $      13,386     $      41,116    $     40,698
                                                ===============   =============     =============    ============


Rental income, net income and cash distributions to the Partnership remained stable in 2000, as compared to 1999.

           EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture


                                                       Three Months Ended            Nine Months       Five Months
                                                ---------------------------------       Ended             Ended
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                               ---------------    ---------------  --------------    ---------------
Revenues:
    Rental income                                  $ 142,207          $ 140,048        $ 422,385         $ 210,173
                                               -------------      -------------    -------------     -------------
Expenses:
    Depreciation                                      49,902             49,902          149,702            83,170
    Management and leasing expenses                   16,197              3,814           27,415            14,663
    Other operating expenses                           3,416              5,165           16,163             5,165
                                               -------------      -------------    -------------     -------------
                                                      69,515             58,881          193,280           102,998
                                               -------------      -------------    -------------     -------------
Net income                                         $  72,692          $  81,167        $ 229,105         $ 107,175
                                               =============      =============    =============     =============

Occupied percentage                                      100%               100%             100%              100%
                                               =============      =============    =============     =============

Partnership's ownership percentage                      26.1%              26.1%            26.1%             26.1%
                                               =============      =============    =============     =============

Cash distribution to the Partnership               $  31,286          $  36,361        $  87,904         $  51,513
                                               =============      =============    =============     =============

Net income allocated to the Partnership            $  20,646          $  24,974        $  59,905         $  32,735
                                               =============      =============    =============     =============

On May 18, 1999, Wells Real Estate, LLC-SC I, a Georgia limited liability company wholly owned by the Wells Fund XI-REIT Joint Venture (which later admitted Wells Fund XII on June 21, 1999, and changed its name to the Fund XI-XII-REIT Joint Venture), acquired a manufacturing and office building containing 169,510 square feet located in Fountain Inn, unincorporated Greenville County, South Carolina (the "EYBL CarTex Building"), for a purchase price of $5,085,000, excluding acquisitions costs.

Since acquisition of the property by Wells Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the EYBL CarTex Building was purchased in May 1999, comparative income and expense figures for the prior year period ended September 30, 1999 covered only five months. Accordingly, the prior year period is not comparable to the nine month period ended September 30, 2000.

Rental income increased slightly for the three months ended September 30, 2000, as compared to the same period in 1999. Total expenses increased for the three month period ended September 30, 2000, as compared to the same period in 2000, due the leasing commission paid to an outside broker pursuant to the terms of the purchase agreement. This payment will be made annually for the life of the lease. Cash distributions and net income allocated to the Partnership decreased due the decrease in net income.

              The Sprint Building/Fund XI-XII-REIT Joint Venture

                                                                Three Months Ended            Nine Months
                                                         ---------------------------------       Ended
                                                          September 30,     September 30,    September 30,
                                                               2000             1999              2000
                                                         ---------------   ---------------  ---------------
Revenues:
    Rental income                                            $265,997           $264,654         $797,991
                                                         ------------    ---------------  ---------------
Expenses:
    Depreciation                                               81,779             81,776          245,336
    Management and leasing expenses                            11,239              7,493           33,718
    Operating costs,
       net of reimbursements                                    3,306              1,283           13,964
                                                         ------------      -------------  ---------------
                                                               96,324             90,552          293,018
                                                         ------------      -------------  ---------------
Net income                                                   $169,673           $174,102         $504,973
                                                         ============      =============  ===============

Occupied percentage                                               100%               100%             100%
                                                         ============      =============  ===============

Partnership's ownership percentage                               26.1%              26.1%            26.1%
                                                         ============      =============  ===============

Cash distribution to the Partnership                         $ 61,505           $ 73,707         $183,456
                                                         ============      =============  ===============

Net income allocated to the Partnership                      $ 44,367           $ 53,943         $132,040
                                                         ============      =============  ===============

On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet located in Leawood, Johnson County, Kansas (the "Sprint Building"), for the purchase price of $9,546,210.

Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures for the prior year period ended September 30, 1999 covered only three months. Accordingly, the prior year period is not comparable to the nine month period ended September 30, 2000.

Rental income increased slightly for three months ended September 30, 2000, as compared the same period in 1999. Total expenses increased for the three-month period ended September 30, 2000, as compared to the same period in 1999, due largely to the increase in management and leasing as well as other operating expenses. Cash distributions and net income allocated to the Partnership for the three-month period decreased for the period ended September 30, 2000, as compared to the same period for 1999, due to a decrease in net income.

          The Johnson Matthey Building/Fund XI-XII-REIT Joint Venture




                                                                  Three Months Ended      Two Months Ended    Nine Months Ended
                                                                     September 30,          September 30,       September 30,
                                                                         2000                    1999               2000
                                                                  ------------------      ----------------    -----------------
Revenues:
    Rental income                                                     $ 219,349                $ 123,566           $648,297
                                                                     ----------               ----------         ----------
Expenses:
    Depreciation                                                         63,869                   42,567            191,606
    Management and leasing experiences                                    9,230                        0             27,089
    Operating costs, net of reimbursements                               (1,535)                     470              8,594
                                                                     ----------               ----------         ----------
                                                                         71,564                   43,037            227,289
                                                                     ----------               ----------         ----------
Net income                                                            $ 147,785                $  80,529           $421,008
                                                                     ==========               ==========         ==========

Occupied percentage                                                         100%                     100%               100%
                                                                     ==========               ==========         ==========

Partnership's ownership percentage                                         26.1%                    26.1%              26.1%
                                                                     ==========               ==========         ==========

Cash distribution to the Partnership                                  $  50,865                $  36,459           $146,822
                                                                     ==========               ==========         ==========

Net income allocated to the Partnership                               $  38,619                $  24,900           $110,084
                                                                     ==========               ==========         ==========

On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired a research and development office and warehouse building containing approximately 130,000 rentable square feet on a ten-acre tract of land located in the Tredyffrin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), for a purchase price of $8,000,000, excluding acquisition costs. The entire Johnson Matthey Building is currently under a net lease with Johnson Matthey, which was assigned to the Fund XI-XII-REIT Joint Venture at closing. Other operating expenses are negative for the three months ending September 30, 2000 due to the receipt of the reimbursement for insurance expense in this quarter.

Since acquisition of the property by Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied, and no significant changes have occurred to its operations.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures for the prior year period ended September 30, 1999 covered only two months. Accordingly, the prior year period is not comparable to the nine month period ended September 30, 2000

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                                   Three Months      One Month        Nine Months
                                                                       Ended            Ended             Ended
                                                                   September 30,    September 30,     September 30,
                                                                       2000              1999             2000
                                                                   -------------    -------------     -------------
Revenues:
    Rental income                                                  $    216,567         $ 32,502          $637,375
                                                                   ------------     ------------      ------------
Expenses:
    Depreciation                                                         77,623           25,874           232,868
    Management and leasing expenses                                       9,970                0            29,218
    Other operating expenses                                             (7,603)               0           (27,396)
                                                                   ------------     ------------      ------------
                                                                         79,990           25,874           234,690
                                                                   ------------     ------------      ------------
Net income                                                         $    136,577         $  6,628          $402,685
                                                                   ============     ============      ============
Occupied percentage                                                         100%             100%              100%
                                                                   ============     ============      ============
Partnership's ownership percentage                                         26.1%            26.1%             26.1%
                                                                   ============     ============      ============
Cash distribution to the Partnership                               $     51,068         $  4,779          $151,356
                                                                   ============     ============      ============
Net income allocated to the Partnership                            $     35,712         $  1,733          $105,293
                                                                   ============     ============      ============


On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building containing approximately 62,400 rentable square feet located on a 4.9-acre tract of land in Ft. Myers, Florida (the "Gartner Building"), for a purchase price of $8,320,000, excluding acquisition costs.

The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner which was assigned to the Fund XI-XII-REIT Joint Venture at closing.

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for the first quarter of 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Partnership could not estimate the amount to be billed for 1999 until the first quarter of 2000.

Since the acquisition of the property by the Fund XI-XII-REIT Joint Venture, the property has remained 100% occupied and no significant changes have occurred to its operations.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures for the prior year period covered only one month. Accordingly, the prior year period is not comparable to the nine month period ended September 30, 2000.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND XI, L.P.
                                   (Registrant)



Dated:  November 10, 2000          By:  /s/ Leo F. Wells, III
                                        ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   and Chief Financial Officer
                                   of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.