Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND XI L P
filed 2001-03-28
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                  December 31, 2000                 or
                           ------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from to    ____________________________  To __________
Commission file number                             0-25731

                        Wells Real Estate Fund XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                                                   58-2250094
--------------------------------------------------          ------------------------------------------------
(State or other jurisdiction of incorporation or                (I.R.S. Employer Identification Number)
organization)

6200 The Corners Parkway, Norcross, Georgia                                      30092
---------------------------------------------------         ------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code                           (770) 449-7800
                                                            ------------------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class                                     Name of exchange on which registered
---------------------------------------------------         ------------------------------------------------
                  NONE                                                           NONE
---------------------------------------------------         ------------------------------------------------

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

Yes   X       No  ___
     ---

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

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 31, 1998 at which time the Partnership had sold 1,314,906 Class A status units and 338,374 Class B status units held by a total of 1,250 and 95 Class A and B limited partners, respectively, for total limited partner capital contributions of $16,532,802. As of December 31, 2000, the Partnership has paid $578,648 in acquisition and advisory fees and acquisition expenses, $2,066,600 in selling commissions and organization and offering expenses, and invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building"), formerly the ABB Building, which is owned by the Fund IX-X-XI-REIT Joint Venture; (ii) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
(iv) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), formerly the Lucent Technologies Building, which is owned by the Fund IX-X-XI-REIT Joint Venture; (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP; (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture; (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture; and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

The following table shows lease expirations during each of the next ten years as of December 31, 2000, assuming no exercise of renewal options or termination rights:


                                                                    Partnership       Percentage
                    Number                                           Share of         of Total        Percentage
    Year of           Of           Square        Annualized         Annualized         Square          of Total
     Lease          Leases          Feet         Gross Base         Gross Base          Feet          Annualized
  Expiration       Expiring       Expiring        Rent (1)           Rent (1)         Expiring         Base Rent
--------------  -------------   ------------   --------------     --------------    -----------      -------------
     2001             0                  0       $        0         $        0           0.0%             0.0%
     2002             5             33,610          174,909             15,464           3.5              2.5
     2003(2)          2             69,146        1,003,330            205,319           7.3             14.3
     2004(3)          1             58,424          902,946             87,586           6.2             12.9
     2005(4)          1            106,750           83,710              7,401          11.2              1.2
     2006             0                  0                0                  0           0.0              0.0
     2007(5)          3            283,304        3,055,965            623,527          29.9             43.7
     2008(6)          3            289,096        1,599,096            410,387          30.5             22.8
     2009(7)          1            108,250          179,986             15,913          11.4              2.6
                -----------     ------------   --------------     --------------    -----------     ------------
                     16            948,580       $6,999,942         $1,365,597         100.0%           100.0%
                ===========     ============   ==============     ==============    ===========     ============

              (1) Average monthly gross rent over the life of the lease, annualized.

              (2) Expiration of Cort Furniture lease, Fountain Valley, California and ODS Technologies lease, Broomfield, Colorado.

              (3)  Expiration of Fairchild lease, Fremont, California

              (4)  Expiration of Ohmeda lease, Louisville, Colorado

              (5) Expiration of Alstom Power lease, Knoxville, Tennessee; Sprint lease, Leawood, Kansas; and the Johnson Matthey lease, Chester County, Pennsylvania

              (6) Expiration of Avaya lease, Oklahoma City, Oklahoma; Gartner lease, Ft. Myers, Florida; and EYBL CarTex lease, Fountain Inn, South Carolina

              (7)  Expiration of Iomega lease, Ogden, Utah

The following describes the properties in which the Partnership owns an interest as of December 31, 2000

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

         The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the Alstom Power Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building located in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega Building located in Ogden, Weber County, Utah to the Fund IX-X-XI-REIT Joint Venture.

         As of December 31, 2000, the Parntership had contributed $3,357,436 and held an approximate 8.9% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2000, Wells Fund IX had an approximate 39.1% equity interest, Wells Fund X had an approximate 48.3% equity interest, and Wells OP had an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

         The Alstom Power Building

         On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 84,404 rentable square feet (the "Alstom Power Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling approximately $8,137,994 were funded by capital contributions of $4,221,973 by Wells Fund IX and $3,916,021 by Wells Fund X.

         Alstom Power, Inc., successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December, 1997. Alstom Power has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

         Commencing December 1, 1999, Alstom Power Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999. This addition increases their rentable floor area from 57,831 square feet to 81,823 square feet. On May 19, 2000, Alstom Power, Inc. executed the third amendment to the lease agreement for the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alstom Power now occupies 100% of the building and will pay base rent at the same terms and conditions of their original lease.

         The average effective annual rental per square foot at the Alstom Power Building was $14.05 for 2000, $11.82 for 1999, $9.97 for 1998, and
         $8.16 for 1997, respectively, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 98% for 1999, and 95% for 1998.

         Ohmeda Building

         On February 13, 1998, the Fund IX-X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees, and other closing costs. As of December 31, 2000, Wells Fund IX had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 towards the purchase of this building.

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

         The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         360 Interlocken Building

         On March 20, 1998 the Fund IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000 excluding acquisition costs. The project was funded by capital contributions of $6,642,466 by Wells Fund IX and $1,674,271 by Wells Fund X.

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

         The average effective annual rental per square foot at the 360 Interlocken Building was $16.23 for 2000, $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         Avaya Building (formerly Lucent Technologies Building)

         On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Avaya Building"). On June 24, 1998, the Fund IX-X Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $2,482,810 by the

         Partnership, $657,804 by Wells Fund IX, $950,392 by Wells Fund X, and $1,421,466 by Wells OP.

         Avaya, a world-wide leader in telecommunications technology producing a variety of communication products, has occupied the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extendable term will be at market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

         The average effective annual rental per square foot at the Avaya Building was $10.19 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999, and 1998.

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

         The average effective annual rental per square foot at the Iomega Building was $5.18 for 2000 and 1999, and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         Fund X-XI Joint Venture

         On July 17, 1998 the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-XI Joint Venture"). The investment objectives of Wells Fund X are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed $2,398,767 and Wells Fund X had contributed $3,296,233 for total contributions of $5,695,000 to the Fund X-Fund XI Joint Venture. At this time, the Partnership's equity interest in the Fund X-Fund XI Joint Venture is approximately 42% and Wells Fund X's equity interest in the Fund X-Fund XI Joint Venture is approximately 58%.

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

         As of December 31, 2000, Wells OP had contributed $6,983,110 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and Fund X-XI Joint Venture had contributed $2,000,000 and held an approximate 22% equity percentage interest in the Fremont Joint Venture.

         The average effective annual rental per square foot at the Fairchild Building was $15.46 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

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

         As of December 31, 2000, the Wells Operating Partnership had made total capital contributions of $2,871,430 and held an approximate 44% equity percentage interest in the Cort Joint Venture, and the Fund X-XI Joint Venture had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

         The average effective annual rental per square foot at the Cort Building was $15.30 for 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

         Fund XI-XII-REIT Joint Venture

         On June 21, 1999, Fund XI-REIT Joint Venture, a joint venture between the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership, was amended and restated to admit the Wells Real Estate Fund XII L.P. ("Wells Fund XII"), a Georgia public limited partnership. Wells Fund XII and Wells OP are all affiliates of the Partnership and its general partners. The XI-REIT Joint Venture which changed its name to Wells Fund XI-XII-REIT Joint Venture had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina. As of December 31, 2000, the Partnership had contributed $8,131,351 for an approximate 26.1% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XII had made capital contributions of $5,300,000 for an approximate 17.1% equity interest, and Wells OP had contributed $17,585,310 for an approximate 56.8% interest in the Fund XI-XII-REIT Joint Venture.

         EYBL CarTex Building

         On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Wells Fund XI-XII-REIT Joint Venture, acquired a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina

         (the "EYBL CarTex Building"). Wells LLC purchased the EYBL CarTex Building from Liberty Property Limited Partnership, a Pennsylvania limited partnership.

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

         Pursuant to a lease commission agreement dated February 12, 1998 between the Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

         The average effective annual rental per square foot at the EBYL CarTex Building was $3.31 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

         The Sprint Building

         On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired a three-story office building with approximately 68,900 rentable square feet on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas, from Bridge Information Systems America, Inc.

         The purchase price for the Sprint Building was $9,500,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the

         Sprint Building, including attorneys' fees, recording fees, and other closing costs, of approximately $46,210. As of December 31, 2000, the Partnership had contributed $3,000,000, Wells Fund XII had contributed $1,000,000 and Wells OP had contributed $5,500,000 to the purchase of this property.

         The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997. The landlord's interest in the lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the right to extend the lease for two additional five-year periods of time. The monthly base rent payable under the lease is $83,254.17 through May 18, 2002 and $91,866.67 for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then "current market rate" which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas areas.

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

         The average effective annual rental per square foot at the Sprint Building was $15.44 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

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

         The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The Johnson Matthey lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing with the result that the joint venture is now the landlord under the lease. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three--$789,750, year four--$809,250, year five--$828,750, year six--$854,750, year seven--$874,250, year eight--$897,000, year nine--$916,500, and year ten--$939,250. The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods of time.

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

         The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 for 2000 and 1999, the first two years of occupancy. The occupancy rate of year end was 100% for 2000 and 1999.

         The Gartner Building

         On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Myers, Lee County, Florida, from Hogan Triad Ft. Myers I, Ltd., a Florida limited partnership.

         The rights under the contract were assigned by Wells Capital, Inc., the original purchaser under the contract, to the Fund XI-XII-REIT Joint Venture at closing. The purchase price for the Gartner Building was $8,320,000. The Fund XI-XII-REIT Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Gartner Building, including attorneys' fees, recording fees, and other closing costs, of approximately $27,600. The purchase was funded by capital contributions of $106,554 by the Partnership, $2,800,000 by Wells Fund XII and $5,441,064 by Wells OP.

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

         The average effective annual rental per square foot at the Gartner Building was $13.68 for 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 1999.

ITEM 3.   LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the year
2000.

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

The offering for sale of Units in the Partnership terminated on December 30, 1998, at which time the Partnership had 1,314,906 outstanding Class A status units held by a total of 1,250 Limited Partners and 338,374 outstanding Class B status units held by a total of 95 Limited Partners. As of February 28, 2001, the Partnership had 1,341,356 outstanding Class A Units held by a total of 1,255 Limited Partners and 311,924 outstanding Class B Units held by a total of 86 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $9.62 per A unit and $11.42 per B unit based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved in such an undertaking. The valuation does not include any fractional interest valuation.

Class A status limited partners are entitled to a distribution from net cash from operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of net cash from operations equal to 10% of the total amount of net cash from operations distributed. Thereafter, the Limited Partners holding Class A status units will receive 90% of net cash from operations and the General Partners will receive 10%. No net cash from operations will be distributed to Limited Partners holding Class B status units. Holders of Class A status units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2000.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A status limited partners during 1999 and 2000 and were as follows:

                      Distribution                     Per Class A Unit
                                                  -------------------------
                      for Quarter                  Total Cash    Investment      Return of      General
                                                                -------------
                         Ended                    Distributed      Income         Capital       Partner
        ----------------------------------------  ------------  -------------  ------------  ------------
        March 31, 1999                               $195,440       $0.15           $0.00          $0.00
        June 30, 1999                                 196,635        0.15            0.00           0.00
        September 30, 1999                            262,930        0.20            0.00           0.00
        June 30, 1999                                 275,736        0.21            0.00           0.00
        March 31, 2000                                300,802        0.23            0.00           0.00
        June 30, 2000                                 310,189        0.23            0.00           0.00
        September 30, 2000                            318,572        0.24            0.00           0.00
        December 31, 2000                             326,954        0.24            0.00           0.00

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to Limited Partners until February, 2001. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2000, 1999, and 1998:

                                                                2000            1999            1998
                                                             -----------     -----------     -----------
        Total assets                                         $14,131,924     $14,440,800     $14,844,515
        Total revenues                                           975,850         766,586         262,729
        Net income                                               895,989         630,528         143,295
        Net loss allocated to General Partners                         0               0            (500)
        Net income allocated to Class A Limited
           Partners                                            1,381,547       1,009,368         254,862
        Net loss allocated to Class B Limited Partners          (485,558)       (378,840)       (111,067)
        Net income per weighted average (1) Class A
           Limited Partner unit                              $      1.03     $      0.77    $       0.50
        Net loss per weighted average (1) Class B
           Limited Partner unit                                    (1.55)          (1.12)          (0.77)
        Cash distribution per weighted average (1)
           Class A Limited Partner unit:
              Investment income                                     0.94            0.71            0.30
              Return of capital                                     0.00            0.00            0.00

        (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units were being purchased by Limited Partners in the Partnership.

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

Results of Operations and Changes in Financial Conditions

General

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on March 30, 1998, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of December 31, 2000, the Partnership had 1,336,906 Class A status units and 316,374 Class B status units, held by a total of 1,255 Class A and 90 Class B limited partners, for total limited partner contributions of $16,532,802. After payment of $578,648 in acquisition and advisory fees and acquisition expenses, payment of $2,066,600 in selling commissions and organization and offering expenses, the Partnership invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

Gross revenues of the Partnership increased to $975,850 from $766,586 and $262,729 for the years ended December 31, 2000, 1999, and 1998, respectively. This increase in revenues was attributable primarily to an increase in equity in income of joint ventures as the Partnership invested in four additional joint venture properties offset partially by decreased interest income earned on funds held by the Partnership prior to investment in properties.

Expenses of the Partnership were $79,861 for the year ended December 31, 2000, $136,058 for the year ended December 31, 1999, and $119,434 for the year ended December 31, 1998, and consisted primarily of legal, accounting, and partnership administrative costs. In conformity with the recent accounting pronouncements outlined below, organizational costs, which were previously capitalized, were completely written off in 1999, hence the increase in total expenses for 1999 over 1998. Net income of the Partnership was $895,989, $630,528, and $143,295 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Property Operations

As of December 31, 2000, the Partnership owned interests in the following operational properties:

        The Alstom Power-Knoxville Building (formerly the ABB Building)
                          IX-X-XI-REIT Joint Venture


                                                                                  For the Years Ended
                                                                  --------------------------------------------------
                                                                                     December 31
                                                                  --------------------------------------------------
                                                                        2000               1999             1998
                                                                  --------------      ------------       ----------
Revenues:                                                            $ 1,185,573      $    987,327        $ 836,746
    Rental income                                                         73,676            58,768           20,192
                                                                   -------------      ------------       ----------
    Interest income                                                    1,259,249         1,046,095          856,938
                                                                   -------------      ------------       ----------
Expenses:
    Depreciation                                                         394,998           537,799          475,020
    Management and leasing expense                                       149,378           120,325          107,338
    Operating costs, net of reimbursements                               (77,526)           (2,532)         (40,641)
                                                                   -------------      ------------       ----------
                                                                         466,850           655,592          541,717
                                                                   -------------      ------------       ----------
Net income                                                           $   792,399      $    390,503        $ 315,221
                                                                   =============      ============       ==========

Occupied percentage                                                          100%               98%              95%
                                                                   =============      ============       ==========

Partnership ownership percentage                                            8.84%              8.9%            6.7%
                                                                   =============      ============       ==========

Cash distributed to the Partnership                                  $   104,796      $     78,795        $  36,360
                                                                   =============      ============       ==========

Net income allocated to the Partnership                              $    70,138      $     32,707        $  16,508
                                                                   =============      ============       ==========

Rental income increased in 2000, over 1999 and 1998, due primarily to the increased occupancy level of the property. Other operating expenses were negative for 2000, 1999, and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Total expenses decreased in 2000, due to a decrease in depreciation expense, but increased for 1999, over 1998, due to increased depreciation and management and leasing fees as the building was leased up. The decrease in depreciation resulted from an accelerated depreciation on tenant improvement for a short-term lease in 1999 for 23,092 square feet.

Cash distributions and net income allocated to the Partnership increased in 2000, over prior year levels, due to a combination of increased rental income and decreased operating expenses. The Alstom Power-Knoxville Building incurred property taxes of $63,198 for 2000, $47,616 for 1999, and $36,771 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc, refer to Item 2, Properties, page 3.

         The Avaya Building (formerly Lucent Technologies Building)--
                        Fund IX-X-XI-REIT Joint Venture

                                                                                                     Seven Months
                                                                       For the Years Ended              Ended
                                                                  ------------------------------
                                                                           December 31               December 31,
                                                                  ------------------------------
                                                                       2000            1999              1998
                                                                  ------------      ------------     -----------
Revenues:
    Rental income                                                     $ 583,009        $ 583,009       $ 291,508
                                                                   ------------     ------------     -----------
Expenses:
    Depreciation                                                        183,204          183,204         106,871
    Management and leasing expenses                                      21,479           21,479          11,281
    Operating costs, net of reimbursements                               12,753           15,809           9,883
                                                                   ------------     ------------     -----------
                                                                        217,436          220,492         128,035
                                                                   ------------     ------------     -----------
Net income                                                            $ 365,573        $ 362,517       $ 163,473
                                                                   ============     ============     ===========

Occupied percentage                                                         100%             100%            100%
                                                                   ============     ============     ===========

Partnership's ownership percentage                                         8.84%             8.9%            6.7%
                                                                   ============     ============     ===========

Cash distribution to the Partnership                                  $  44,586        $  42,442       $  26,677
                                                                   ============     ============     ===========

Net income allocated to the Partnership                               $  32,356        $  30,779       $  11,025
                                                                   ============     ============     ===========

Rental income, depreciation and management, and leasing fees remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000. Net income and cash distribution allocated to the Partnership increased in 2000, compared to 1999, due primarily to the increase in net income. The tenant is responsible for property taxes. Since the Avaya Building was purchased in June 1998, comparative income and expense figures are available for only seven months of 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc, refer to Item 2, Properties, page 3.

             The Ohmeda Building--Fund IX-X-XI-REIT Joint Venture

                                                                                                   Eleven Months
                                                                   For the Years Ended                 Ended
                                                            ----------------------------------
                                                                       December 31                  December 31,
                                                            ----------------------------------
                                                                  2000              1999                1998
                                                            --------------     ---------------      -------------
Revenues:
    Rental income                                              $ 1,027,314       $ 1,027,314           $ 898,901
                                                            --------------     ---------------      -------------
Expenses:
    Depreciation                                                   326,305           326,304             299,112
    Management and leasing expenses                                 54,482            46,911              41,688
    Operating costs, net of reimbursements                          65,152           (15,183)              2,863
                                                            --------------     ---------------      -------------
                                                                   445,939           358,032             343,663
                                                            --------------     ---------------      -------------
Net income                                                     $   581,375       $   669,282           $ 555,238
                                                            ==============     ===============      =============

Occupied percentage                                                    100%              100%                100%
                                                            ==============     ===============      =============

Partnership's ownership percentage                                    8.84%              8.9%                6.7%
                                                            ==============     ===============      =============

Cash distribution to the Partnership                           $    78,316       $    82,761           $  38,113
                                                            ==============     ===============      =============

Net income allocated to the Partnership                        $    51,452       $    56,955           $  25,656
                                                            ==============     ===============      =============

Rental income remained stable in 2000, as compared to 1999. Total expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes resulting from an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant. The Ohmeda Building incurred property taxes of $227,495 for 2000, $249,707 for 1999, and $143,962 for 1998.

Cash distributions and net income allocated to the Partnership decreased in 2000, as compared to 1999, due to a decrease in net income resulting from the increase in expenses discussed above. The Partnership's percentage ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Fund IX and Fund X.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

         The 360 Interlocken Building--Fund IX-X-XI-REIT Joint Venture

                                                                                                      Ten Months
                                                                        For the Years Ended             Ended
                                                                   ------------------------------
                                                                            December 31              December 31,
                                                                   ------------------------------
                                                                        2000            1999             1998
                                                                   -------------    --------------   ------------
Revenues:
    Rental income                                                      $ 843,675       $ 829,827       $ 665,405
    Interest income                                                            0               0             246
                                                                     -----------     -----------     -----------
                                                                         843,675         829,827         665,651
Expenses:
    Depreciation                                                         286,680         286,680         238,299
    Management and leasing expenses                                      108,275          73,129          55,130
    Operating costs, net of reimbursements                               (75,208)         42,431         (55,654)
                                                                     -----------     -----------     -----------
                                                                         319,747         402,240         237,775
                                                                     -----------     -----------     -----------
Net income                                                             $ 523,928       $ 427,587       $ 427,876
                                                                     ===========     ===========     ===========

Occupied percentage                                                          100%            100%            100%
                                                                     ===========     ===========     ===========

Partnership's ownership percentage                                          8.84%            8.9%            6.7%
                                                                     ===========     ===========     ===========

Cash distribution to Partnership                                       $  72,155       $  60,233       $  31,653
                                                                     ===========     ===========     ===========

Net income allocated to Partnership                                    $  46,374       $  36,366       $  21,963
                                                                     ===========     ===========     ===========

Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Management and leasing expenses increased in 2000, as compared to 1999, due to differences in adjustments for prior year billings to tenants. The 360 Interlocken Building incurred property taxes of $268,744 for 2000, $244,025 for 1999, and $96,747 for 1998.

Net income and cash distributions allocated to the Partnership increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on tenants, etc., refer to
Item 2, Properties, page 3.

              The Iomega Building-Fund IX-X-XI-REIT Joint Venture

                                                                                                     Nine Months
                                                                       For the Years Ended              Ended
                                                                  ------------------------------
                                                                           December 31               December 31,
                                                                  ------------------------------
                                                                       2000            1999              1998
                                                                  ------------     -------------     ------------
Revenues:
    Rental income                                                     $ 673,000       $ 560,906         $ 373,420
                                                                  -------------    ------------       -----------
Expenses:
    Depreciation                                                        220,248         204,925           145,975
    Management and leasing expenses                                      29,159          24,295            23,058
    Operating costs, net of reimbursements                               17,725           9,368            (4,579)
                                                                  -------------    ------------       -----------
                                                                        267,132         238,588           164,454
                                                                  -------------    ------------       -----------
Net income                                                            $ 405,868       $ 322,318         $ 208,966
                                                                  =============    ============       ===========

Occupied percentage                                                         100%            100%              100%
                                                                  =============    ============       ===========

Partnership's ownership percentage                                         8.84%            8.9%              6.7%
                                                                  =============    ============       ===========

Cash distribution to the Partnership                                  $  53,706       $  43,660         $  15,803
                                                                  =============    ============       ===========

Net income allocated to the Partnership                               $  35,922       $  27,511         $  10,197
                                                                  =============    ============       ===========

Rental income increased in 2000, as compared to 1999, due primarily to completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Other operating expenses for 1998 are negative due to tenant reimbursement reflected in this category, which includes management and leasing expense reimbursement. The Iomega Building incurred property taxes of $76,754 for 2000, $73,020 for 1999, and $44,559 for 1998, the first year of occupancy.

Net income and cash distribution allocated to the Partnership increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc, refer to Item 2, Properties, page 3.

                    Wells/Fremont Joint Venture (Fairchild)

                                                                                                       Six Months
                                                                         For the Years Ended             Ended
                                                                   -------------------------------
                                                                             December 31              December 31,
                                                                   -------------------------------
                                                                        2000              1999            1998
                                                                   -------------      ------------    ------------
Revenues:
    Rental income                                                      $ 902,946         $ 902,946       $ 401,058
    Interest income                                                            0                 0           3,896
                                                                    ------------      ------------    ------------
                                                                         902,946           902,946         404,954
                                                                    ------------      ------------    ------------
Expenses:
    Depreciation                                                         285,527           285,526         142,720
    Management and leasing expenses                                       36,787            37,355          16,726
    Interest expense                                                           0                 0          73,919
    Other operating expenses, net of reimbursements                       17,499            20,891           9,670
                                                                    ------------      ------------    ------------
                                                                         339,813           343,772         243,035
                                                                    ------------      ------------    ------------
Net income                                                             $ 563,133         $ 559,174       $ 161,919
                                                                    ============      ============    ============

Occupied percentage                                                          100%              100%            100%
                                                                    ============      ============    ============

Partnership's ownership percentage                                           9.7%              9.7%            9.7%
                                                                    ============      ============    ============

Cash distribution to the Partnership                                   $  79,236         $  76,544       $  21,314
                                                                    ============      ============    ============

Net income allocated to the Partnership                                $  54,601         $  54,217       $  19,724
                                                                    ============      ============    ============

The Partnership owns 42% in the Fund X-XI Joint Venture but owns 9.7% in the Fairchild Building.

Rental income, net income, and cash distributions to the Partnership are relatively stable for the year ended December 31, 2000, as compared to 1999. Since the Fremont Building was purchased in July of 1998, comparable income and expense figures are available for only six months of 1998. For further information, refer to Item 2.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                       Wells/Orange County Joint Venture

                                                                                                      Five Months
                                                                         For the Years Ended             Ended
                                                                   -------------------------------
                                                                             December 31              December 31,
                                                                   -------------------------------
                                                                        2000             1999            1998
                                                                   -------------     -------------    -----------
Revenues:
    Rental income                                                    $   795,545        $  795,545     $  331,477
    Interest income                                                            0                 0            448
                                                                     -----------        ----------     ----------
                                                                         795,545           795,545        331,925
                                                                     -----------        ----------     ----------
Expenses:
    Depreciation                                                         186,564           186,565         92,087
    Management and leasing expenses                                       30,915            30,360         12,734
    Interest expense                                                           0                 0         29,472
    Other operating expenses, net of reimbursements                        9,104            27,667          6,218
                                                                     -----------        ----------     ----------
                                                                         226,583           244,592        140,511
                                                                     -----------        ----------     ----------
Net income                                                           $   568,962        $  550,953     $  191,414
                                                                     ===========        ==========     ==========

Occupied percentage                                                          100%              100%           100%
                                                                     ===========        ==========     ==========

Partnership's ownership percentage                                          23.5%             23.5%          23.5%
                                                                     ===========        ==========     ==========

Cash distribution to the Partnership                                 $   169,194        $  159,050     $   57,258
                                                                     ===========        ==========     ==========

Net income allocated to the Partnership                              $   133,559        $  129,654     $   36,652
                                                                     ===========        ==========     ==========

The Partnership owns 42% of the Fund X-XI Joint Venture but owns 23.5% of the Cort Building.

Rental income remained stable in 2000, as compared to 1999. Other operating expense decreased for the year ended December 31, 2000, as compared to 1999, due to tenant billing of 2000 and 1999 insurance.

Since the Cort Building was purchased in July 1998, comparable income and expense figures for the prior year are available for only five months. The tenant is responsible for property taxes.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

              EYBL CarTex Building/Fund XI-XII-REIT Joint Venture

                                                                        For the Year
                                                                           Ended              Eight Months Ended
                                                                   ----------------------    --------------------
                                                                     December 31, 2000         December 31, 1999
                                                                   ----------------------    --------------------
Revenues:
    Rental income                                                          $ 560,355                $ 350,221
    Interest income                                                            2,814                        0
                                                                      --------------             ------------
                                                                             563,169                  350,221
                                                                      --------------             ------------
Expenses:
    Depreciation                                                             199,602                  133,072
    Management and leasing expenses                                           36,896                   20,384
    Operating costs, net of reimbursements                                    21,243                   10,868
                                                                      --------------             ------------
                                                                             257,741                  164,324
                                                                      --------------             ------------
Net income                                                                 $ 305,428                $ 185,897
                                                                      ==============             ============

Occupied percentage                                                              100%                     100%
                                                                      ==============             ============

Partnership's ownership percentage                                              26.1%                    26.1%
                                                                      ==============             ============

Cash distribution to the Partnership                                       $ 118,504                $  81,768
                                                                      ==============             ============

Net income allocated to the Partnership                                    $  79,862                $  53,319
                                                                      ==============             ============

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the EYBL CarTex Building was purchased in May of 1999, comparative income and expense figures are available for only eight months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

                Sprint Building/Fund XI-XII-REIT Joint Venture

                                                                      For the Year                 Six Months
                                                                                            ----------------------
                                                                          Ended                      Ended
                                                                   -------------------      ----------------------
                                                                     December 31, 2000         December 31, 1999
                                                                   -------------------      ----------------------
Revenues:
    Rental income                                                       $  1,063,988                $  531,993
                                                                      --------------           ---------------
Expenses:
    Depreciation                                                             327,114                   163,553
    Management and leasing expenses                                           44,957                    18,732
    Operating costs, net of reimbursements                                    20,095                     6,069
                                                                      --------------           ---------------
                                                                             392,166                   188,354
                                                                      --------------           ---------------
Net income                                                               $   671,822                $  343,639
                                                                      ==============           ===============

Occupied percentage                                                              100%                      100%
                                                                      ==============           ===============

Partnership's ownership percentage                                              26.1%                     26.1%
                                                                      ==============           ===============

Cash distribution to the Partnership                                     $   244,222                $  134,825
                                                                      ==============           ===============

Net income allocated to the Partnership                                  $   175,667                $   98,273
                                                                      ==============           ===============

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the Sprint Building was purchased in July 1999, comparative income and expense figures are available for only six months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc, refer to Item 2, Properties, page 3.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                                        For the Year             Five Months
                                                                                            ----------------------
                                                                          Ended                     Ended
                                                                   --------------------     ----------------------
                                                                     December 31, 2000         December 31, 1999
                                                                   --------------------     ----------------------
Revenues:
    Rental income                                                           $  867,646                 $  325,368
                                                                      ----------------           ----------------
Expenses:
    Depreciation                                                               255,475                    106,461
    Management and leasing expenses                                             36,194                     11,846
    Operating expenses, net of reimbursements                                   12,926                      4,841
                                                                      ----------------           ----------------
                                                                               304,595                    123,148
                                                                      ----------------           ----------------
Net income                                                                  $  563,051                 $  202,220
                                                                      ================           ================

Occupied percentage                                                                100%                       100%
                                                                      ================           ================

Partnership's ownership percentage                                                26.1%                      26.1%
                                                                      ================           ================

Cash distribution to the Partnership                                        $  196,209                 $   83,845
                                                                      ================           ================

Net income allocated to the Partnership                                     $  147,226                 $   56,720
                                                                      ================           ================

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

Since the Johnson Matthey Building was purchased in August 1999, comparative income and expense figures are available for only five months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                                        For the Year              Four Months
                                                                                              -------------------
                                                                           Ended                    Ended
                                                                    -------------------       -------------------
                                                                     December 31, 2000         December 31, 1999
                                                                    -------------------       -------------------
Revenues:
    Rental income                                                          $   853,943               $   235,863
                                                                       ---------------            --------------
Expenses:
    Depreciation                                                               310,490                   103,496
    Management and leasing expenses                                             39,189                     8,268
    Other operating expenses, net of reimbursements                            (33,991)                    2,783
                                                                       ---------------            --------------
                                                                               315,688                   114,547
                                                                       ---------------            --------------
Net income                                                                  $  538,255               $   121,316
                                                                       ===============            ==============

Occupied percentage                                                                100%                      100%
                                                                       ===============            ==============

Partnership's ownership percentage                                                26.1%                     26.1%
                                                                       ===============            ==============

Cash distribution to the Partnership                                        $  202,158               $    43,904
                                                                       ===============            ==============

Net income allocated to the Partnership                                     $  140,743               $    31,722
                                                                       ===============            ==============

Other operating expenses are negative due to an offset of tenant reimbursements in operating costs both for 2000 as well as the fourth quarter of 1999. Since the building was purchased in September of 1999, the Partnership could not estimate the amount to be billed for 1999 until the first quarter of 2000.

The Gartner Building incurred property taxes of $7,260 on the undeveloped lot for 2000. The tenant is responsible for the real estate taxes on the developed lot.

Since the Gartner Building was purchased in September 1999, comparative income and expense figures are available for only five months of 1999.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

The Partnership commenced active operations on March 3, 1998, when it received and accepted subscriptions for 125,000 units. The Partnership terminated its offering on December 30, 1998, the Partnership raised $16,532,802 in capital through the sale of 1,653,280 units. After payment of $578,648 in acquisition and advisory fees and acquisition expenses, payment of $2,066,600 in selling commissions and organizational and offering expenses, the Partnership invested $3,357,436 in Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture

The Partnership's net cash (used in) provided by operating activities of $(72,925) in 2000, $40,906 in 1999, and $(50,858) in 1998 is due primarily to equity in income of joint ventures and interest income earned on funds held by the Partnership prior to investment in properties. Net cash provided by investing activities of $1,333,337 in 2000 as compared to net cash used in investing activities of ($8,300,585) in 1999 up from ($5,310,208) in 1998. This was primarily the result of the Partnership investing all proceeds in the joint ventures and increased distributions from its Joint Ventures. The net cash used in financing activities of $1,205,303 in 2000 and $1,010,770 in 1999 as compared to $14,653,266 which was provided by financing activities in 1998 was as a result of the offering being terminated in 1998, as well as distributions to partners from accumulated earnings which was greater in 2000 and 1999.

The Partnership's distributions to holders of Class A status units for the 4th quarter ended December 31, 2000 were paid in February, 2001. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 2000. No cash distributions were paid to holders of Class B status units in 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

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

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

                      (A)                                                (B)                                   (C)
                                                                                                         --------------
               Name of Individual                             Capacities in Which Served                      Cash
                                                                                                         --------------
               or Number in Group                                Form of Compensation                     Compensation
------------------------------------------------        ----------------------------------------         --------------
                                                        Property Manager-Management and Leasing
Wells Management Company, Inc.                          Fees                                                $75,700(1)

         (1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the various properties with respect to which the property management and leasing services relate and include management and leasing fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2000.

                                          (2)                            (3)
            (1)                   Name and Address of            Amount and Nature of                 (4)
      Title of Class               Beneficial Owner              Beneficial Ownership           Percent of Class
------------------------     ----------------------------   ------------------------------    ---------------------
                                                            109.22 units (IRA, 401(k)
Class A status units         Leo F. Wells, III              Plan)                             Less than 1%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A status units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A status units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net lease basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells Management Company, Inc. received $75,700 in cash compensations for the year ended December 31, 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners or their affiliates.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-29 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)     No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                      Wells Real Estate Fund XI, L.P.
                                      (Registrant)



                                      By:    /s/ Leo F. Wells, III
                                            ---------------------------------
                                             Leo F. Wells, III
                                      Individual General Partner and as
                                      President and Chief Financial Officer of
                                      Wells Capital, Inc., the Corporate General
                                      Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


       Signature                      Title                        Date
---------------------------   -----------------------      ---------------------



/s/ Leo F. Wells, III
---------------------------
Leo F. Wells, III             Individual General Partner,  March 27, 2001
                              President and Sole Director
                              of Wells Capital, Inc., the
                              Corporate General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                         Financial Statements                                                  Page
--------------------------------------------------------------------------------------------                 -------
Independent Auditors' Report                                                                                    F2

Balance Sheets as of December 31, 2000 and 1999                                                                 F3

Statements of Income for the Years ended December 31, 2000, 1999, and 1998                                      F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998                           F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                                  F6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                                             F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Wells Real Estate Fund XI, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XI, L.P. (a Georgia public limited partnership) as of December 31, 2000, and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP






Atlanta, Georgia

January 30, 2001

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                           ASSETS

                                                                                         2000             1999
                                                                                     -----------       -----------
INVESTMENT IN JOINT VENTURES                                                         $13,698,627       $14,093,790

CASH AND CASH EQUIVALENTS                                                                 77,460            22,351

DUE FROM AFFILIATES                                                                      343,825           314,099

ACCOUNTS RECEIVABLE                                                                       12,012            10,560
                                                                                     -----------       -----------
              Total assets                                                           $14,131,924       $14,440,800
                                                                                     ===========       ===========

                                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Due to affiliate                                                                 $    65,000       $    65,000
    Partnership distributions payable                                                    326,952           275,737
    Accounts payable                                                                         438                 0
                                                                                     -----------       -----------
              Total liabilities                                                          392,390           340,737
                                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--1,341,356 units and 1,336,906 units as of December 31, 2000
           and 1999, respectively                                                     11,993,987        11,804,940
       Class B--311,924 units and 316,374 units as of December 31, 2000 and
           1999, respectively                                                          1,745,547         2,295,123
                                                                                     -----------       -----------
              Total partners' capital                                                 13,739,534        14,100,063
                                                                                     -----------       -----------
              Total liabilities and partners' capital                                $14,131,924       $14,440,800
                                                                                     ===========       ===========



     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                           2000             1999            1998
                                                                        -----------     -----------      ---------
REVENUES:
    Equity in income of joint ventures                                  $   967,900     $   607,579      $ 142,163
    Interest income                                                           7,950         159,007        120,566
                                                                        -----------     -----------      ---------
                                                                            975,850         766,586        262,729
                                                                        -----------     -----------      ---------
EXPENSES:
    Partnership administration                                               45,050          51,047         46,649
    Legal and accounting                                                     22,939          51,565         64,052
    Amortization of organizational costs                                          0          25,000          6,250
    Computer costs                                                           11,872           8,446          2,483
                                                                        -----------     -----------      ---------
                                                                             79,861         136,058        119,434
                                                                        -----------     -----------      ---------
NET INCOME                                                              $   895,989     $   630,528      $ 143,295
                                                                        ===========     ===========      =========


NET LOSS ALLOCATED TO GENERAL PARTNERS                                  $         0     $         0      $    (500)
                                                                        ===========     ===========      =========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                        $ 1,381,547     $ 1,009,368      $ 254,862
                                                                        ===========     ===========      =========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                          $  (485,558)    $  (378,840)     $(111,067)
                                                                        ===========     ===========      =========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT            $      1.03     $      0.77      $    0.50
                                                                        ===========     ===========      =========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT              $     (1.55)    $     (1.12)     $   (0.77)
                                                                        ===========     ===========      =========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER
    UNIT                                                                $      0.94     $      0.71      $    0.30
                                                                        ===========     ===========      =========


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                      Limited Partners                                     Total
                                                  -------------------------------------------------------
                                                          Class A                        Class B              General    Partners'
                                                  -------------------------     -------------------------
                                       Original     Units          Amount         Units          Amount       Partner     Capital
                                       --------   ---------     -----------     --------       ----------    --------   -----------
BALANCE, December 31, 1997              $ 100             0     $         0            0       $        0      $ 500    $       600

    Net income (loss)                       0             0         254,862            0         (111,067)      (500)       143,295
    Partnership distributions               0             0        (240,881)           0                0          0       (240,881)
    Limited partner contributions           0     1,302,942      13,029,423      350,338        3,503,378          0     16,532,801
    Sales commissions and discounts         0             0      (1,237,834)           0         (332,821)         0     (1,570,655)
    Other offering expenses                 0             0        (366,255)           0          (98,479)         0       (464,734)
                                       --------   ---------     -----------     --------       ----------    --------   -----------
BALANCE, December 31, 1998                100     1,302,942      11,439,315      350,338        2,961,011          0     14,400,426

    Net income (loss)                       0             0       1,009,368            0         (378,840)         0        630,528
    Partnership distributions               0             0        (930,791)           0                0          0       (930,791)
    Class B conversions                     0        33,964         287,048      (33,964)        (287,048)         0              0
    Return of capital                    (100)            0               0            0                0          0           (100)
                                       --------   ---------     -----------     --------       ----------    --------   -----------
BALANCE, December 31, 1999                  0     1,336,906      11,804,940      316,374        2,295,123          0     14,100,063

    Net income (loss)                       0             0       1,381,547            0         (485,558)         0        895,989
    Partnership distributions               0             0      (1,256,518)           0                0          0     (1,256,518)
    Class B conversions                     0         4,450          64,018       (4,450)         (64,018)         0              0
                                       --------   ---------     -----------     --------       ----------    --------   -----------
BALANCE, December 31, 2000              $   0     1,341,356     $11,993,987      311,924       $1,745,547      $   0    $13,739,534
                                       ========   =========     ===========     ========       ==========    ========   ===========


         The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                         2000            1999             1998
                                                                     -----------      -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $   895,989      $   630,528    $     143,295
                                                                     -----------      -----------    -------------
    Adjustments to reconcile net income to net cash (used
       in) provided by operating activities:
           Equity in income of joint venture                            (967,900)        (607,579)        (142,163)
           Amortization of organizational costs                                0           25,000            6,250
           Changes in assets and liabilities:
              Accounts receivable                                         (1,452)          16,430          (26,990)
              Accounts payable                                               438                0                0
              Due to affiliates                                                0          (23,473)               0
              Organizational costs                                             0                0          (31,250)
                                                                     -----------      -----------    -------------
                 Total adjustments                                      (968,914)        (589,622)        (194,153)
                                                                     -----------      -----------    -------------
                 Net cash (used in) provided by operating
                     activities                                          (72,925)          40,906          (50,858)
                                                                     -----------      -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint venture                                                0       (9,005,979)      (4,881,576)
    Distributions received from joint ventures                         1,333,337          705,394          102,662
    Deferred project costs paid                                                0                0         (531,294)
                                                                     -----------      -----------    -------------
                 Net cash provided by (used in) investing
                     activities                                        1,333,337       (8,300,585)      (5,310,208)
                                                                     -----------      -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Limited partners' contributions                                            0                0       16,532,801
    Sales commissions and discounts paid                                       0         (214,609)      (1,356,046)
    Offering costs paid                                                        0                0         (423,615)
    Distributions to partners in excess of accumulated
       earnings                                                                0          (10,816)               0
    Distributions to partners from accumulated earnings               (1,205,303)        (785,245)         (99,874)
    Return of capital                                                          0             (100)               0
                                                                     -----------      -----------    -------------
                 Net cash (used in) provided by financing
                     activities                                       (1,205,303)      (1,010,770)      14,653,266
                                                                     -----------      -----------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      55,109       (9,270,449)       9,292,200

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              22,351        9,292,800              600
                                                                     -----------      -----------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $    77,460      $    22,351    $   9,292,800
                                                                     ===========      ===========    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint ventures          $         0      $   375,246    $     203,402
                                                                     ===========      ===========    =============


       The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

     Through its investment in Fund IX, X, XI, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building," formerly the ABB Building), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"), (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story warehouse facility in Ogden, Utah (the "Iomega Corporation Building"), and
     (v) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the Lucent Technologies Building).

     The following properties are owned by Fund X and XI Associates through investment in joint ventures with the Operating Partnership: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Building") and (ii) a warehouse and office building in Fremont, California (the "Fairchild Building").

     Through its investment in Fund XI, XII, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a two-story manufacturing and office building in Greenville County, South

     Carolina (the "EYBL Cartex Building"), (ii) a three-story office building in Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Fort Myers, Florida (the "Gartner Building").

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

          Basis of Presentation

          The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint ventures is recorded using the equity method of accounting.

          Real Estate Assets

          Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

          Depreciation for building and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

          Revenue Recognition

          All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

          Partners' Distributions and Allocations of Profit and Loss

          Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership on a quarterly basis.

          Deferred Lease Acquisition Costs

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2000, 1999, and 1998 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory fees and expenses. These payments, as stipulated by the partnership agreement can be up to 3.5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2000 were $578,648 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 3% of gross proceeds, will be paid by the Company and not by the Partnership. Offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

     As of December 31, 2000, the Company paid offering expenses on behalf of the Partnership in the aggregate amount of $935,771 of which the Company was reimbursed $495,979, which did not exceed the 3% limitation. The Company absorbed $390,651 and $49,141 of the remaining offering expenses which exceeded the 3% limitation during 1999 and 1998, respectively.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000, 1999, and 1998 represent the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 2000, 1999, and 1998:

                                                                      2000          1999           1998
                                                                   ---------     ---------     ---------
        Fund IX, X, XI, and REIT Joint Venture                     $  89,332     $  76,413     $  59,692
        Fund X and XI Associates                                      62,940        59,768        67,000
        Fund XI, XII, and REIT                                       191,553       177,918             0
                                                                   ---------     ---------     ---------
                                                                   $ 343,825     $ 314,099     $ 126,692
                                                                   =========     =========     =========

     In December 2000, 1999, and 1998, the Partnership received distributions from Fund IX-X-XI and REIT Joint Venture and Fund X and XI Associates, which are included in due to affiliate at December 31, 2000, 1999, and 1998.

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $75,700, $45,039, and $14,281 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                               2000                         1999
                                                                   -------------------------   ----------------------------
                                                                      Amount        Percent        Amount         Percent
                                                                   ------------  -----------   ------------    ------------
     Fund IX, X, XI, and REIT Joint Venture                        $  3,191,093        9%      $  3,308,403         9%
     Fund X and XI Associates                                         2,359,273       42          2,419,535        42
     Fund XI, XII, and REIT                                           8,148,261       26          8,365,852        26
                                                                   ------------                ------------
                                                                   $ 13,698,627                $ 14,093,790
                                                                   ============                ============

     The following is a rollforward of the Partnership's investment in joint ventures for the years ended December 31, 2000, 1999, and 1998:

                                                                            2000              1999              1998
                                                                         ------------      ------------      -----------
     Investment in joint ventures, beginning of year                     $ 14,093,790      $  4,997,787      $         0
          Equity in income of joint ventures                                  967,900           607,579          142,163
          Contributions to joint ventures                                           0         9,381,187        5,084,978
          Distributions from joint ventures                                (1,363,063)         (892,763)        (229,354)
                                                                         ------------      ------------      -----------
     Investment in joint ventures, end of year                           $ 13,698,627      $ 14,093,790      $ 4,997,787
                                                                         ============      ============      ===========

     Fund IX, X, XI, and REIT Joint Venture

     On March 20, 1997, Wells Fund IX and Wells Fund X entered into a joint venture agreement. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404 square-foot, three-story building was constructed and commenced operations at the end of 1997.

     On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Corporation Building, in Ogden, Utah. On June 11, 1998, Fund IX and X Associates was amended and restated to admit the Partnership and the Operating Partnership. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega Corporation Building to Fund IX, X, XI, and REIT Joint Venture.

     Following are the financial statements for the Fund IX, X, XI, and REIT Joint Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                    Assets

                                                                                             2000              1999
                                                                                         ------------      ------------
     Real estate assets, at cost:
         Land                                                                            $  6,698,020      $  6,698,020
         Building and improvements, less accumulated depreciation of
            $4,203,502 in 2000 and $2,792,068 in 1999                                      28,594,768        29,878,541
                                                                                         ------------      ------------
                   Total real estate assets                                                35,292,788        36,576,561
     Cash and cash equivalents                                                              1,500,044         1,146,874
     Accounts receivable                                                                      422,243           554,965
     Prepaid expenses and other assets                                                        487,276           526,409
                                                                                         ------------      ------------
                   Total assets                                                          $ 37,702,351      $ 38,804,809
                                                                                         ============      ============

                                         Liabilities and Partners' Capital

     Liabilities:
         Accounts payable and accrued liabilities                                        $    568,517      $    613,574
         Refundable security deposits                                                          99,279            91,340
         Due to affiliates                                                                      9,595             6,379
         Partnership distributions payable                                                    931,151           804,734
                                                                                         ------------      ------------
                   Total liabilities                                                        1,608,542         1,516,027
                                                                                         ------------      ------------
     Partners' capital:
         Wells Real Estate Fund IX                                                         14,117,803        14,590,626
         Wells Real Estate Fund X                                                          17,445,277        18,000,869
         Wells Real Estate Fund XI                                                          3,191,093         3,308,403
         Wells Operating Partnership, L.P.                                                  1,339,636         1,388,884
                                                                                         ------------      ------------
                   Total partners' capital                                                 36,093,809        37,288,782
                                                                                         ------------      ------------
                   Total liabilities and partners' capital                               $ 37,702,351      $ 38,804,809
                                                                                         ============      ============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                 2000             1999            1998
                                                                              ----------       ----------      ----------
     Revenues:
         Rental income                                                        $4,198,388       $3,932,962      $2,945,980
         Other income                                                            116,129           61,312               0
         Interest income                                                          73,676           58,768          20,438
                                                                              ----------       ----------      ----------
                                                                               4,388,193        4,053,042       2,966,418
                                                                              ----------       ----------      ----------
     Expenses:
         Depreciation                                                          1,411,434        1,538,912       1,216,293
         Management and leasing fees                                             362,774          286,139         226,643
         Operating costs, net of reimbursements                                 (154,001)         (43,501)       (140,506)
         Property administration expense                                          78,420           63,311          34,821
         Legal and accounting                                                     20,423           35,937          15,351
                                                                              ----------       ----------      ----------
                                                                               1,719,050        1,880,798       1,352,602
                                                                              ----------       ----------      ----------
     Net income                                                               $2,669,143       $2,172,244      $1,613,816
                                                                              ==========       ==========      ==========

     Net income allocated to Wells Real Estate Fund IX                        $1,045,094       $  850,072      $  692,116
                                                                              ==========       ==========      ==========

     Net income allocated to Wells Real Estate Fund X                         $1,288,629       $1,056,316      $  787,481
                                                                              ==========       ==========      ==========

     Net income allocated to Wells Real Estate Fund XI                        $  236,243       $  184,355      $   85,352
                                                                              ==========       ==========      ==========

     Net income allocated to Wells Operating Partnership, L.P.                $   99,177       $   81,501      $   48,867
                                                                              ==========       ==========      ==========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                               Wells
                                                 Wells Real     Wells Real     Wells Real    Operating        Total
                                                   Estate         Estate         Estate     Partnership,    Partners'
                                                  Fund IX         Fund X         Fund XI        L.P.         Capital
                                               -------------  ------------   ------------- -------------  -------------
     Balance, December 31, 1997                 $  3,702,793   $  3,662,803   $         0   $         0    $  7,365,596
        Net income                                   692,116        787,481        85,352        48,867       1,613,816
        Partnership contributions                 11,771,312     15,613,477     2,586,262     1,480,741      31,451,792
        Partnership distributions                 (1,206,121)    (1,356,622)     (150,611)      (86,230)     (2,799,584)
                                               -------------  -------------  ------------  ------------   -------------
     Balance, December 31, 1998                   14,960,100     18,707,139     2,521,003     1,443,378      37,631,620
        Net income                                   850,072      1,056,316       184,355        81,501       2,172,244
        Partnership contributions                    198,989              0       911,027             0       1,110,016
        Partnership distributions                 (1,418,535)    (1,762,586)     (307,982)     (135,995)     (3,625,098)
                                               -------------  -------------  ------------  ------------   -------------
     Balance, December 31, 1999                   14,590,626     18,000,869     3,308,403     1,388,884      37,288,782
        Net income                                 1,045,094      1,288,629       236,243        99,177       2,669,143
        Partnership contributions                     46,122         84,317             0             0         130,439
        Partnership distributions                 (1,564,039)    (1,928,538)     (353,553)     (148,425)     (3,994,555)
                                               -------------  -------------  ------------  ------------   -------------
     Balance, December 31, 2000                 $ 14,117,803   $ 17,445,277   $ 3,191,093   $ 1,339,636    $ 36,093,809
                                               =============  =============  ============  ============   =============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
           for the Years Ended December 31, 2000, and 1999, and 1998

                                                                              2000            1999             1998
                                                                           ----------      ----------      ------------
     Cash flows from operating activities:
         Net income                                                        $2,669,143      $2,172,244      $  1,613,816
                                                                           ----------      ----------      ------------
         Adjustments to reconcile net income to net cash provided
            by operating activities:
                Depreciation                                                1,411,434       1,538,912         1,216,293
                Changes in assets and liabilities:
                   Accounts receivable                                        132,722        (421,708)          (92,745)
                   Prepaid expenses and other assets                           39,133         (85,281)         (111,818)
                   Accounts payable, accrued liabilities and
                      refundable security deposits                            (37,118)        295,177            29,967
                   Due to affiliates                                            3,216           1,973             1,927
                                                                           ----------      ----------      ------------
                      Total adjustments                                     1,549,387       1,329,073         1,043,624
                                                                           ----------      ----------      ------------

                      Net cash provided by operating activities             4,218,530       3,501,317         2,657,440
                                                                           ----------      ----------      ------------
     Cash flows from investing activities:
         Investment in real estate                                           (127,661)       (930,401)      (24,788,070)
                                                                           ----------      ----------      ------------
     Cash flows from financing activities:
         Distributions to joint venture partners                           (3,868,138)     (3,820,491)       (1,799,457)
         Contributions received from partners                                 130,439       1,066,992        24,970,373
                                                                           ----------      ----------      ------------
                      Net cash (used in) provided by financing
                          activities                                       (3,737,699)     (2,753,499)       23,170,916
                                                                           ----------      ----------      ------------
     Net increase (decrease) in cash and cash equivalents                     353,170        (182,583)        1,040,286
     Cash and cash equivalents, beginning of year                           1,146,874       1,329,457           289,171
                                                                           ----------      ----------      ------------
     Cash and cash equivalents, end of year                                $1,500,044      $1,146,874      $  1,329,457
                                                                           ==========      ==========      ============

     Supplemental disclosure of noncash activities:


         Deferred project costs contributed to joint venture               $        0      $   43,024      $  1,470,780
                                                                           ==========      ==========      ============

         Contribution of real estate assets to joint venture               $        0      $        0      $  5,010,639
                                                                           ==========      ==========      ============


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

     During 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building.

     Following are the financial statements for Fund X and XI Associates:

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                                 Assets

                                                                                                2000             1999
                                                                                             ----------      ----------
     Investment in joint ventures                                                            $5,618,953      $5,760,615
     Due from affiliates                                                                        149,218         142,299
                                                                                             ----------      ----------
                   Total assets                                                              $5,768,171      $5,902,914
                                                                                             ==========      ==========

                                     Liabilities and Partners' Capital

     Liabilities:
         Partnership distributions payable                                                   $  149,218      $  142,299
                                                                                             ----------      ----------
     Partners' capital:
         Wells Real Estate Fund X                                                             3,259,680       3,341,081
         Wells Real Estate Fund XI                                                            2,359,273       2,419,534
                                                                                             ----------      ----------
                   Total partners' capital                                                    5,618,953       5,760,615
                                                                                             ----------      ----------
                   Total liabilities and partners' capital                                   $5,768,171      $5,902,914
                                                                                             ==========      ==========

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                                    2000           1999          1998
                                                                                  --------       --------      --------
     Equity in income of joint ventures                                           $447,193       $436,158      $138,885
     Expenses                                                                            0              0             0
                                                                                  --------       --------      --------
                   Net income                                                     $447,193       $436,158      $138,885
                                                                                  ========       ========      ========

     Net income allocated to Wells Real Estate Fund X                             $259,034       $252,966     $  82,074
                                                                                  ========       ========     =========

     Net income allocated to Wells Real Estate Fund XI                            $188,159       $183,192     $  56,811
                                                                                  ========       ========     =========

                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                           Wells Real      Wells Real         Total
                                                                             Estate          Estate         Partners'
                                                                             Fund X          Fund XI         Capital
                                                                          ------------    ------------    ------------
     Balance, December 31, 1997                                            $         0      $        0      $        0
         Net income                                                             82,074          56,811         138,885
         Partnership contributions                                           3,447,890       2,498,716       5,946,606
         Partnership distributions                                            (109,827)        (78,743)       (188,570)
                                                                           -----------      ----------      ----------
     Balance, December 31, 1998                                              3,420,137       2,476,784       5,896,921
         Net income                                                            252,966         183,192         436,158
         Partnership distributions                                            (332,022)       (240,442)       (572,464)
                                                                           -----------      ----------      ----------
     Balance, December 31, 1999                                              3,341,081       2,419,534       5,760,615
         Net income                                                            259,034         188,159         447,193
         Partnership distributions                                            (340,435)       (248,420)       (588,855)
                                                                           -----------      ----------      ----------
     Balance, December 31, 2000                                            $ 3,259,680      $2,359,273      $5,618,953
                                                                           ===========      ==========      ==========


                           Fund X and XI Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                                   2000          1999           1998
                                                                               ------------  -----------   -------------
     Cash flows from operating activities:
         Net income                                                             $ 477,193     $ 436,158      $   138,885
         Adjustments to reconcile net income to net cash provided by operating activities:
                Equity in income of joint ventures                               (477,193)     (436,158)        (138,885)
                                                                               ----------    ----------    -------------
                   Net cash provided by operating activities                            0             0                0
                                                                               ----------    ----------    -------------
     Cash flows from investing activities:
         Distributions received from joint ventures                               581,936       572,285           46,450
         Investment in joint ventures                                                   0             0       (5,695,000)
                                                                               ----------    ----------    -------------
                   Net cash provided by (used in) investing activities            581,936       572,285       (5,648,550)
                                                                               ----------    ----------    -------------
     Cash flows from financing activities:
         Contributions received from partners                                           0             0        5,695,000
         Distributions to joint venture partners                                 (581,936)     (572,285)         (46,450)
                                                                               ----------    ----------    -------------
                   Net cash (used in) provided by financing activities           (581,936)     (572,285)       5,648,550
                                                                               ----------    ----------    -------------
     Net increase in cash and cash equivalents                                          0             0                0
     Cash and cash equivalents, beginning of year                                       0             0                0
                                                                               ----------    ----------    -------------
     Cash and cash equivalents, end of year                                     $       0     $       0      $         0
                                                                               ==========    ==========    =============
     Supplemental disclosure of noncash activities:

         Deferred project costs contributed to joint venture                    $       0     $       0      $   251,606
                                                                               ==========    ==========    =============

Fund X and XI Associates' investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                         2000                      1999
                                                               -----------------------    -----------------------
                                                                Amount        Percent       Amount        Percent
                                                               ----------   ----------    ------------ ----------
Wells/Orange County Associates                                 $3,647,758        56%        $3,732,262     56%
Wells/Fremont Associates                                        1,971,195        22          2,028,353     22
                                                               ----------                 ------------
                                                               $5,618,953                   $5,760,615
                                                               ==========                 ============

The following is a rollforward of Fund X and XI Associates' investment in joint ventures for the years ended December 31, 2000 and 1999:

                                                                                 2000             1999
                                                                              ----------       ----------
        Investment in joint venture, beginning or year                        $ 5,760,615      $5,896,921
        Equity in income of joint venture                                         447,193         436,158
        Distributions from joint venture                                         (588,855)       (572,464)
                                                                              -----------      ----------
        Investment in joint venture, end of year                              $ 5,618,953      $5,760,615
                                                                              ===========      ==========

Following are the financial statements for Wells/Orange County Associates:

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                     Assets

                                                                                           2000            1999
                                                                                        ----------      ----------
Real estate assets, at cost:
    Land                                                                                $2,187,501      $2,187,501
    Building, less accumulated depreciation of $465,216 in 2000 and
       $278,652 in 1999                                                                  4,198,899       4,385,463
                                                                                        ----------      ----------
              Total real estate assets                                                   6,386,400       6,572,964
Cash and cash equivalents                                                                  119,038         176,666
Accounts receivable                                                                         99,154          49,679
                                                                                        ----------      ----------
              Total assets                                                              $6,604,592      $6,799,309
                                                                                        ==========      ==========

                         Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                    $    1,000      $        0
    Partnership distributions payable                                                      128,227         173,935
                                                                                        ----------      ----------
              Total liabilities                                                            129,227         173,935
                                                                                        ----------      ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                                    2,827,607       2,893,112
    Fund X and XI Associates                                                             3,647,758       3,732,262
                                                                                        ----------      ----------
              Total partners' capital                                                    6,475,365       6,625,374
                                                                                        ----------      ----------
              Total liabilities and partners' capital                                   $6,604,592      $6,799,309
                                                                                        ==========      ==========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000          1999          1998
                                                                            ---------     ---------     ---------
Revenues:
    Rental income                                                           $ 795,545     $ 795,545     $ 331,477
    Interest income                                                                 0             0           448
                                                                            ---------     ---------     ---------
                                                                              795,545       795,545       331,925
                                                                            ---------     ---------     ---------
Expenses:
    Depreciation                                                              186,564       186,565        92,087
    Management and leasing fees                                                30,915        30,360        12,734
    Operating costs, net of reimbursements                                      5,005        22,229         2,288
    Interest                                                                        0             0        29,472
    Legal and accounting                                                        4,100         5,439         3,930
                                                                            ---------     ---------     ---------
                                                                              226,584       244,593       140,511
                                                                            ---------     ---------     ---------
Net income                                                                  $ 568,961     $ 550,952     $ 191,414
                                                                            =========     =========     =========

Net income allocated to Wells Operating Partnership, L.P.                   $ 248,449     $ 240,585     $  91,978
                                                                            =========     =========     =========

Net income allocated to Fund X and XI Associates                            $ 320,512     $ 310,367     $  99,436
                                                                            =========     =========     =========

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                       Wells
                                                                     Operating           Fund X          Total
                                                                   Partnership,          and XI        Partners'
                                                                       L.P.            Associates       Capital
                                                                  ---------------     -------------   -------------
Balance, December 31, 1997                                        $             0     $           0   $           0
    Net income                                                             91,978            99,436         191,414
    Partnership contributions                                           2,991,074         3,863,272       6,854,346
    Partnership distributions                                            (124,435)         (145,942)       (270,377)
                                                                  ---------------     -------------   -------------
Balance, December 31, 1998                                              2,958,617         3,816,766       6,775,383
    Net income                                                            240,585           310,367         550,952
    Partnership distributions                                            (306,090)         (394,871)       (700,961)
                                                                  ---------------     -------------   -------------
Balance, December 31, 1999                                              2,893,112         3,732,262       6,625,374
    Net income                                                            248,449           320,512         568,961
    Partnership distributions                                            (313,954)         (405,016)       (718,970)
                                                                  ---------------     -------------   -------------
Balance, December 31, 2000                                        $     2,827,607     $   3,647,758   $   6,475,365
                                                                  ===============     =============   =============

                        Wells/Orange County Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                            2000         1999             1998
                                                                        -----------   -----------      -----------
Cash flows from operating activities:
    Net income                                                          $   568,961   $   550,952      $   191,414
                                                                        -----------   -----------      -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                     186,564       186,565           92,087
           Changes in assets and liabilities:
              Accounts receivable                                           (49,475)      (36,556)         (13,123)
              Accounts payable                                                1,000        (1,550)           1,550
                                                                        -----------   -----------      -----------
                 Total adjustments                                          138,089       148,459           80,514
                                                                        -----------   -----------      -----------
                 Net cash provided by operating activities                  707,050       699,411          271,928
                                                                        -----------   -----------      -----------
Cash flows from investing activities:

    Investment in real estate                                                     0             0       (6,563,700)
                                                                        -----------   -----------      -----------
Cash flows from financing activities:
    Issuance of note payable                                                      0             0        4,875,000
    Payment of note payable                                                       0             0       (4,875,000)
    Distributions to partners                                              (764,678)     (703,640)         (93,763)
    Contributions received from partners                                          0             0        6,566,430
                                                                        -----------   -----------      -----------
                 Net cash (used in) provided by financing
                     activities                                            (764,678)     (703,640)       6,472,667
                                                                        -----------   -----------      -----------
Net (decrease) increase in cash and cash equivalents                        (57,628)       (4,229)         180,895
Cash and cash equivalents, beginning of year                                176,666       180,895                0
                                                                        -----------   -----------      -----------
Cash and cash equivalents, end of year                                  $   119,038   $   176,666      $   180,895
                                                                        ===========   ===========      ===========

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                 $         0   $         0      $   287,916
                                                                        ===========   ===========      ===========

Following are the financial statements for Wells/Fremont Associates:

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999


                                    Assets

                                                                                           2000            1999
                                                                                       -----------      ----------
Real estate assets, at cost:
    Land                                                                               $ 2,219,251      $2,219,251
    Building, less accumulated depreciation of $713,773 in 2000 and
       $428,246 in 1999                                                                  6,424,385       6,709,912
                                                                                       -----------      ----------
              Total real estate assets                                                   8,643,636       8,929,163
Cash and cash equivalents                                                                   92,564         189,012
Accounts receivable                                                                        126,433          92,979
                                                                                       -----------      ----------
              Total assets                                                             $ 8,862,633      $9,211,154
                                                                                       ===========      ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                   $     3,016      $    2,015
    Due to affiliate                                                                         7,586           5,579
    Partnership distributions payable                                                       89,549         186,997
                                                                                       -----------      ----------
              Total liabilities                                                            100,151         194,591
                                                                                       -----------      ----------
Partners' capital:
    Wells Operating Partnership, L.P.                                                    6,791,287       6,988,210
    Fund X and XI Associates                                                             1,971,195       2,028,353
                                                                                       -----------      ----------
              Total partners' capital                                                    8,762,482       9,016,563
                                                                                       -----------      ----------
              Total liabilities and partners' capital                                  $ 8,862,633      $9,211,154
                                                                                       ===========      ==========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000           1999          1998
                                                                            ---------      ---------     ---------
Revenues:
    Rental income                                                           $ 902,946      $ 902,946     $ 401,058
    Interest income                                                                 0              0         3,896
                                                                            ---------      ---------     ---------
                                                                              902,946        902,946       404,954
                                                                            ---------      ---------     ---------
Expenses:
    Depreciation                                                              285,527        285,526       142,720
    Management and leasing fees                                                36,787         37,355        16,726
    Operating costs, net of reimbursements                                     13,199         16,006         3,364
    Interest                                                                        0              0        73,919
    Legal and accounting                                                        4,300          4,885         6,306
                                                                            ---------      ---------     ---------
                                                                              339,813        343,772       243,035
                                                                            ---------      ---------     ---------
Net income                                                                  $ 563,133      $ 559,174     $ 161,919
                                                                            =========      =========     =========

Net income allocated to Wells Operating Partnership, L.P.                   $ 436,452      $ 433,383     $ 122,470
                                                                            =========      =========     =========

Net income allocated to Fund X and XI Associates                            $ 126,681      $ 125,791     $  39,449
                                                                            =========      =========     =========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                      Wells
                                                                    Operating           Fund X             Total
                                                                   Partnership,         and XI           Partners'
                                                                       L.P.           Associates          Capital
                                                                  --------------     -------------      -----------
Balance, December 31, 1997                                        $            0     $           0      $         0
    Net income                                                           122,470            39,449          161,919
    Partner contributions                                              7,274,075         2,083,334        9,357,409
    Partnership distributions                                           (229,863)          (42,628)        (272,491)
                                                                  --------------     -------------      -----------
Balance, December 31, 1998                                             7,166,682         2,080,155        9,246,837
    Net income                                                           433,383           125,791          559,174
    Partnership distributions                                           (611,855)         (177,593)        (789,448)
                                                                  --------------     -------------      -----------
Balance, December 31, 1999                                             6,988,210         2,028,353        9,016,563
    Net income                                                           436,452           126,681          563,133
    Partnership distributions                                           (633,375)         (183,839)        (817,214)
                                                                  --------------     -------------      -----------
Balance, December 31, 2000                                        $    6,791,287     $   1,971,195      $ 8,762,482
                                                                  ==============     =============      ===========

                           Wells/Fremont Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                             2000          1999             1998
                                                                          ----------     ---------       ----------
Cash flows from operating activities:
    Net income                                                            $  563,133     $ 559,174       $  161,919
                                                                          ----------     ---------       ----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                      285,527       285,526          142,720
           Changes in assets and liabilities:
              Accounts receivable                                            (33,454)      (58,237)         (34,742)
              Accounts payable                                                 1,001        (1,550)           3,565
              Due to affiliate                                                 2,007         3,527            2,052
                                                                          ----------     ---------       ----------
                 Total adjustments                                           255,081       229,266          113,595
                                                                          ----------     ---------       ----------
                 Net cash provided by operating activities                   818,214       788,440          275,514
                                                                          ----------     ---------       ----------
Cash flows from investing activities:
    Investment in real estate                                                      0             0       (8,983,111)
                                                                          ----------     ---------       ----------
Cash flows from financing activities:
    Issuance of note payable                                                       0             0        5,960,000
    Payment of note payable                                                        0             0       (5,960,000)
    Distributions to partners                                               (914,662)     (791,940)         (83,001)
    Contributions received from partners                                           0             0        8,983,110
                                                                          ----------     ---------       ----------
                 Net cash (used in) provided by financing
                     activities                                             (914,662)     (791,940)       8,900,109
                                                                          ----------     ---------       ----------
Net (decrease) increase in cash and cash equivalents                         (96,448)       (3,500)         192,512
Cash and cash equivalents, beginning of year                                 189,012       192,512                0
                                                                          ----------     ---------       ----------
Cash and cash equivalents, end of year                                    $   92,564     $ 189,012       $  192,512
                                                                          ==========     =========       ==========

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                   $        0     $       0       $  374,299
                                                                          ==========     =========       ==========

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

     Following are the financial statements for the Fund XI, XII, and REIT Joint
     Venture:

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                        Assets

                                                                                        2000             1999
                                                                                   -------------     ------------
     Real estate assets, at cost:
         Land                                                                      $   5,048,797     $  5,048,797
         Building and improvements, less accumulated depreciation of
             $1,599,262 in 2000 and $506,582 in 1999                                  25,719,189       26,811,869
                                                                                   -------------     ------------
                   Total real estate assets                                           30,767,986       31,860,666
     Cash and cash equivalents                                                           541,089          766,278
     Accounts receivable                                                                 394,314          133,777
     Prepaid assets and other expenses                                                    26,486           26,486
                                                                                   -------------     ------------
                   Total assets                                                    $  31,729,875     $ 32,787,207
                                                                                   =============     ============
                       Liabilities and Partners' Capital

     Liabilities:
         Accounts payable                                                          $     114,180     $    112,457
         Partnership distributions payable                                               453,395          680,294
                                                                                   -------------     ------------
                                                                                         597,575          792,751
                                                                                   -------------     ------------
     Partners' capital:
         Wells Real Estate Fund XI                                                     8,148,261        8,365,852
         Wells Real Estate Fund XII                                                    5,325,424        5,467,634
         Wells Operating Partnership, L.P.                                            17,688,615       18,160,970
                                                                                   -------------     ------------
                   Total partners' capital                                            31,162,300       31,994,456
                                                                                  --------------     ------------
                  Total liabilities and partners' capital                         $   31,729,875     $ 32,787,207
                                                                                  --------------     ------------

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                             Statements of Income
                for the Years Ended December 31, 2000 and 1999

                                                                            2000                 1999
                                                                        -----------        -------------
     Revenues:
         Rental income                                                  $ 3,345,932         $ 1,443,446
         Interest income                                                      2,814                   0
         Other income                                                           440                  57
                                                                        -----------         -----------
                                                                          3,349,186           1,443,503
                                                                        -----------         -----------
     Expenses:
         Depreciation                                                     1,092,680             506,582
         Management and leasing fees                                        157,236              59,230
         Operating costs, net of reimbursements                             (24,798)              6,433
         Property administration                                             30,787              14,185
         Legal and accounting                                                14,725               4,000
                                                                        -----------         -----------
                                                                          1,270,630             590,430
                                                                        -----------         -----------
     Net income                                                         $ 2,078,556         $   853,073
                                                                        ===========         ===========

     Net income allocated to Wells Real Estate Fund XI                  $   543,497         $   240,031
                                                                        ===========         ===========

     Net income allocated to Wells Real Estate Fund XII                 $   355,211         $   124,542
                                                                        ===========         ===========

     Net income allocated to Wells Operating Partnership, L.P.          $ 1,179,848         $   488,500
                                                                        ===========         ===========

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                for the Years Ended December 31, 2000 and 1999

                                                                                         Wells
                                                     Wells Real       Wells Real       Operating          Total
                                                       Estate          Estate         Partnership,       Partners'
                                                      Fund XI         Fund XII            L.P.           Capital
                                                    -----------     -------------    -------------    -------------
     Balance, December 31, 1998                     $        0      $        0       $         0      $         0
         Net income                                    240,031         124,542           488,500          853,073
         Partnership contributions                   8,470,160       5,520,835        18,376,267       32,367,262
         Partnership distributions                    (344,339)       (177,743)         (703,797)      (1,225,879)
                                                    ----------      ----------       -----------      -----------
     Balance, December 31, 1999                      8,365,852       5,467,634        18,160,970       31,994,456
         Net income                                    543,497         355,211         1,179,848        2,078,556
         Partnership distributions                    (761,088)       (497,421)       (1,652,203)      (2,910,712)
                                                    ----------      ----------       -----------      -----------
     Balance, December 31, 2000                     $8,148,261      $5,325,424       $17,688,615      $31,162,300
                                                    ==========      ==========       ===========      ===========

                   The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
                for the Years Ended December 31, 2000 and 1999

                                                                                            2000              1999
                                                                                        -----------      ------------
   Cash flows from operating activities:
       Net income                                                                       $ 2,078,556      $    853,073
                                                                                        -----------      ------------
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                                1,092,680           506,582
              Changes in assets and liabilities:
                 Accounts receivable                                                       (260,537)         (133,777)
                 Prepaid expenses and other assets                                                0           (26,486)
                 Accounts payable                                                             1,723           112,457
                                                                                        -----------      ------------
                    Total adjustments                                                       833,866           458,776
                                                                                        -----------      ------------
                    Net cash provided by operating activities                             2,912,422         1,311,849
                                                                                        -----------      ------------
   Cash flows from financing activities:
       Distributions to joint venture partners                                           (3,137,611)         (545,571)
                                                                                        -----------      ------------
   Net (decrease) increase in cash and cash equivalents                                    (225,189)          766,278
                                                                                        -----------      ------------
   Cash and cash equivalents, beginning of year                                             766,278                 0
                                                                                        -----------      ------------
   Cash and cash equivalents, end of year                                               $   541,089      $    766,278
                                                                                        ===========      ============
   Supplemental disclosure of noncash activities:
       Deferred project costs contributed to joint venture                              $         0      $  1,294,686
                                                                                        ===========      ============

       Contribution of real estate assets to joint venture                              $         0      $ 31,072,562
                                                                                        ===========      ============

6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                                  2000           1999           1998
                                                                                ---------      ---------     ----------
   Financial statement net income                                                $895,989       $630,528      $143,295
   Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes in excess
          of amounts for income tax purposes                                      139,862        135,648        45,158
       Expenses deducted for financial reporting purposes, capitalized
          for income tax purposes                                                     475            502           347
       Rental income accrued for financial reporting purposes in
          excess of amounts for income tax purposes                               (91,551)       (62,570)      (11,108)
                                                                                 --------       --------      --------
   Income tax basis net income                                                   $944,775       $704,108      $177,692
                                                                                 ========       ========      ========


   The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                         2000              1999              1998
                                                                      -----------       -----------       -----------
   Financial statements partners' capital                             $13,739,534       $14,100,063       $14,400,426
   Increase (decrease) in partners' capital resulting from:
          Depreciation expense for financial reporting
              purposes in excess of amounts for income tax
              purposes                                                    320,668           180,806            45,158
          Capitalization of syndication costs for income tax
              purposes, which are accounted for as cost of
              capital for financial reporting purposes                  2,035,389         2,035,389         2,035,389
          Accumulated rental income accrued for financial
              reporting purposes in excess of amounts for
              income tax purposes                                        (165,229)          (73,678)          (11,108)
          Accumulated expenses deducted for financial
              reporting purposes, capitalized for income tax
              purposes                                                      1,324               849               347
          Partnership's distributions payable                             326,952           275,737           141,007
                                                                      -----------       -----------       -----------
   Income tax basis partners' capital                                 $16,258,638       $16,519,166       $16,611,219
                                                                      ===========       ===========       ===========

7. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                                    $1,485,742
                     2002                                     1,295,367
                     2003                                     1,346,701
                     2004                                     1,297,359
                     2005                                     1,133,207
                 Thereafter                                   2,094,111
                                                             ----------
                                                             $8,652,487
                                                             ==========

   Four tenants contributed 17%, 13%, 13%, and 13% of rental income. In addition, four tenants will contribute 19%, 17%, 17%, and 12% of future minimum rental income.

   The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                                   $ 4,413,780
                     2002                                     3,724,218
                     2003                                     3,617,437
                     2004                                     3,498,478
                     2005                                     2,482,821
                 Thereafter                                   5,436,524
                                                            -----------
                                                            $23,173,258
                                                            ===========

   Four tenants contributed 25%, 24%, 13%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute 38%, 21%, 20%, and 19% of future minimum rental income.

The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                            $  809,580
                     2002                               834,888
                     2003                               695,740
                                                     ----------
                                                     $2,340,208
                                                     ==========

One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                          $  869,492
                     2002                             922,444
                     2003                             950,118
                     2004                             894,832
                                                   ----------
                                                   $3,636,886
                                                   ==========

One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

The future minimum rental income due from XI, XII and REIT under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ended December 31:
                     2001                          $ 3,135,340
                     2002                            2,598,606
                     2003                            2,946,701
                     2004                            3,445,193
                     2005                            3,495,155
                     Thereafter                      6,169,579
                                                   -----------
                                                   $21,790,574
                                                   ===========

Four tenants contributed approximately 30%, 24%, 23%, and 15% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 28%, 27%, 26%, and 19% of future minimum rental income.

8.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                              2000 Quarters Ended
                                                       ---------------------------------------------------------------
                                                         March 31       June 30        September 30       December 31
                                                       -----------     ---------       ------------       ------------
     Revenues                                           $ 237,447      $ 241,195         $ 250,198          $ 247,010
     Net income                                           212,249        217,494           236,236            230,010
     Net income allocated to Class A limited
         partners                                         334,569        340,881           365,268            340,829
     Net loss allocated to Class B limited
         partners                                        (122,320)      (123,387)         (129,032)          (110,819)
     Net income per weighted average Class A
         limited partner unit outstanding (a)           $    0.25      $    0.25         $    0.27          $    0.25
     Net loss per weighted average Class B
         limited partner unit outstanding (a)               (0.39)         (0.39)            (0.41)             (0.35)
     Cash distribution per weighted average
         Class A limited partner unit outstanding            0.23           0.23              0.24               0.24

         (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                             1999 Quarters Ended
                                                      ---------------------------------------------------------------
                                                        March 31       June 30        September 30       December 31
                                                      -----------    ----------      --------------    --------------
     Revenues                                           $160,499      $172,481        $ 218,150          $ 215,456
     Net income                                          125,995       136,013          187,312            181,208
     Net income allocated to Class A limited
         partners                                        174,372       199,995          313,127            321,874
     Net loss allocated to Class B limited
         partners                                        (48,377)      (63,983)        (125,815)          (140,665)
     Net income per weighted average Class A
         limited partner unit outstanding (a)           $   0.13      $   0.15        $    0.24          $    0.24
     Net loss per weighted average Class B
         limited partner unit outstanding (a)              (0.14)        (0.19)           (0.37)             (0.45)
     Cash distribution per weighted average
         Class A limited partner unit outstanding           0.15          0.15             0.20               0.21

9.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                                 EXHIBIT INDEX

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