Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND XI L P
filed 2001-05-11
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period              March 31, 2001             or ended
                           ------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________________ to ________________________
from

Commission file number                        0-25731
                         ----------------------------------------------------

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                      58-2250094
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

6200 The Corners Pkwy., Norcross, Georgia                    30092
-----------------------------------------      --------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area              (770) 449-7800
                                                    ---------------------------
code

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

     Yes   X          No ________
          ---

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX


                                                                                     Page No.
                                                                                     -------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets--March 31, 2001 and December 31, 2000                            3

         Statement of Income for the Three Months ended March 31, 2001
         and 2000                                                                        4

         Statement of Partners' Capital for the Year Ended December 31, 2000 and
         the Three Months Ended March 31, 2001                                           5

         Statement of Cash Flows for the Three Months Ended March 31, 2001 and
         2000                                                                            6

         Condensed Notes to Financial Statements                                         7

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           9

PART II. OTHER INFORMATION                                                              21

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                             March 31,        December 31,
                                                                               2001               2000
                                                                           -----------        ------------
ASSETS:
  Investment in joint ventures                                             $13,598,845        $13,698,627
  Cash and cash equivalents                                                     76,030             77,460
  Due from affiliates                                                          335,984            343,825
  Accounts receivable                                                           12,060             12,012
                                                                           -----------        -----------
      Total assets                                                         $14,022,919        $14,131,924
                                                                           ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Due to affiliates                                                     $    65,000        $    65,000
     Partnership distributions payable                                         326,964            326,952
     Accounts payable                                                            1,408                438
                                                                           -----------        -----------
       Total liabilities                                                       393,372            392,390
                                                                           -----------        -----------
Partners' capital:
   Limited partners:
    Class A--1,341,356 units outstanding at March 31, 2001
      and at December 31, 2000                                              12,006,654         11,993,987
    Class B--311,924 units outstanding at March 31, 2001
      and at December 31, 2000                                               1,622,893          1,745,547
                                                                           -----------        -----------
     Total partners' capital                                                13,629,547         13,739,534
                                                                           -----------        -----------
     Total liabilities and partners' capital                               $14,022,919        $14,131,924
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME


                                                                                Three Months Ended
                                                                             ---------------------------
                                                                             March 31,        March 31,
                                                                               2001             2000
                                                                             ----------       ----------
REVENUES:
  Equity in income of joint ventures                                          $ 236,220        $ 237,447
  Interest income                                                                 1,635                0
                                                                             ----------       ----------
                                                                              $ 237,855          237,447
                                                                             ----------       ----------
EXPENSES:
  Partnership administration                                                      9,895            9,349
  Accounting and legal                                                            9,780           12,782
  Computer cost                                                                   1,200            3,067
                                                                             ----------       ----------
                                                                                 20,875           25,198
                                                                             ----------       ----------
NET INCOME                                                                    $ 216,980        $ 212,249
                                                                             ==========       ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                              $ 339,634        $ 334,569
                                                                             ==========       ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                $(122,654)       $(122,320)
                                                                             ==========       ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                  $    0.25        $    0.25
                                                                             ==========       ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                    $   (0.39)       $   (0.39)
                                                                             ==========       ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                            $    0.24        $    0.23
                                                                             ==========       ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND THE THREE MONTHS ENDED MARCH 31, 2001


                                                                 Limited Partners
                                              -------------------------------------------------------
                                                     Class A                       Class B
                                              --------------------------     ------------------------
                                                Units          Amounts         Units        Amounts          Capital
                                              ---------      -----------     --------      ----------       -----------
BALANCE, December 31, 1999                    1,336,906      $11,804,940      316,374      $2,295,123       $14,100,063

  Net income (loss)                                   0        1,381,547            0        (485,558)          895,989
  Partnership distributions                           0       (1,256,518)           0               0        (1,256,518)
  Class B conversions                             4,450           64,018       (4,450)        (64,018)                0
                                              ---------      -----------      -------      ----------       -----------
BALANCE, December 31, 2000                    1,341,356       11,993,987      311,924       1,745,547        13,739,534

  Net income (loss)                                   0          339,634            0        (122,654)          216,980
  Partnership distributions                           0         (326,967)           0               0          (326,967)
                                              ---------      -----------      -------      ----------       -----------
BALANCE, March 31, 2001                       1,341,356      $12,006,654      311,924      $1,622,893       $13,629,547
                                              =========      ===========      =======      ==========       ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended
                                                                                ----------------------------
                                                                                 March 31,         March 31,
                                                                                   2001              2000
                                                                                ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 216,980         $ 212,249
  Adjustments to reconcile net income to net cash used in operating activities:
    Equity in income of joint venture                                            (236,220)         (237,447)
    Changes in assets and liabilities:
      Increase in accounts payable                                                    970                 0
      Increase accounts receivable                                                    (48)                0
                                                                                ---------         ---------
        Net cash used in operating activities                                     (18,318)          (25,198)
                                                                                ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                      343,843           314,135
                                                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to Partners                                                       (326,955)         (275,736)
                                                                                ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,430)           13,201

CASH AND CASH EQUIVALENTS, beginning of year                                       77,460            22,351
                                                                                ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                           76,030         $  35,552
                                                                                =========         =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations,
   (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time the Partnership had sold 1,314,906 Class A Units, and 338,374 Class B Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of March 31, 2001, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

   The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells entities: (i) the Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"), (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland corporation, as general partner (the "Fund IX-X-XI-REIT

   Joint Venture"), and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XII, L.P., and Wells OP (the "Fund XI-XII-REIT Joint Venture").

   As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture, (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture, and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

   (b) Basis of Presentation

   The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in eleven properties as of March 31, 2001 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 2000.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   As of March 31, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership remained stable at $237,855 and $237,447 for the three months ended March 21, 2001 and 2000, respectively. Expenses of the Partnership were $20,875 for the three months ended March 31, 2001, as compared to $25,198 for the same period in 2000. The decrease was due to a decrease in accounting fees as well as computer costs.

   The Partnership's net cash used in operating activities was $18,319 for 2001 as compared to $25,198 for 2000 which is primarily due to the decrease in expenses described above. Net cash provided by investing activities increased to $343,843 from $314,135 because of increased distributions received from joint ventures as described in the attached operating statements. Net cash used in financing activities increased from $275,736 to $326,954 due to increased operating cash flows.

   Net income per weighted average unit for Class A Limited Partners was $0.25 for the three months ended March 31, 2001 and 2000, respectively. Net loss per weighted average unit for Class B Limited Partners was $.39 for the three months ended March 31, 2001 as well as for the same period in 2000.

   The Partnership's distributions from net cash from operations accrued to Class A unit holders for the first quarter of 2001 was $0.24 per weighted average unit, as compared to $0.23 for the same period in 2000.

   The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

2. PROPERTY OPERATIONS

   As of March 31, 2001, the Partnership owned interests in the following operational properties:

           The Alstom Power Building/Fund IX-X-XI-REIT Joint Venture

                                                                                 Three Months Ended
                                                                             ----------------------------
                                                                               March 31,       March 31,
                                                                                 2001            2000
                                                                             -----------       ---------
Revenues:
 Rental income                                                                  $295,634         $315,165
 Interest income                                                                  20,255           17,728
                                                                             -----------        ---------
Expenses:
 Depreciation                                                                     99,934           98,454
 Management and leasing expenses                                                  24,003           25,253
 Other operating expenses, net of reimbursements                                   9,361           (6,063)
                                                                             -----------        ---------
                                                                                 133,298          117,644
                                                                             -----------        ---------
Net income                                                                      $182,591         $215,249
                                                                             ===========        =========

Occupied percentage                                                                  100%             100%
                                                                             ===========        =========

Partnership's ownership percentage                                                  8.84%            8.86%
                                                                             ===========        =========

Cash distributions to the Partnership                                           $ 24,630         $ 27,475
                                                                             ===========        =========

Net income allocated to the Partnership                                         $ 16,143         $ 19,077
                                                                             ===========        =========

Net income decreased in 2001, compared to 2000, due to rental adjustment made in the first quarter of 2000. Total expenses increased due to increases in janitorial costs and repairs and maintenance costs associated with common floor space. Other operating expenses are negative for 2000 due to offsetting of tenant reimbursements billed for operating costs and management and leasing fee expenses related to 1999.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund X to the Joint Venture in the third quarter of 2000.

Cash distributions decreased in 2001 compared to 2000 due to a combination of decreased rental income and increased expenses.

              The Avaya Building/Fund IX-X-XI-REIT Joint Venture

                                                                                 Three Months Ended
                                                                              ---------------------------
                                                                               March 31,       March 31,
                                                                                 2001            2000
                                                                              ----------       ----------
Revenues:
 Rental income                                                                  $145,752         $145,752
                                                                              ----------       ----------
Expenses:
 Depreciation                                                                     45,801           45,801
 Management and leasing expenses                                                   5,485            5,370
 Other operating expenses, net of reimbursements                                   4,104            3,481
                                                                              ----------       ----------
                                                                                  55,390           54,652
                                                                              ----------       ----------
Net income                                                                      $ 90,362         $ 91,100
                                                                              ==========       ==========

Occupied percentage                                                                  100%             100%
                                                                              ==========       ==========

Partnership's ownership percentage                                                  8.84%            8.86%
                                                                              ==========       ==========

Cash distributions to the Partnership                                           $ 11,021         $ 11,201
                                                                              ==========       ==========

Net income allocated to the Partnership                                         $  7,989         $  8,074
                                                                              ==========       ==========

Rental income, net income and distributions remained relatively stable for 2001 as compared to 2000 due to the stable occupancy. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund X to the Joint Venture in the third quarter of 2000.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture


                                                                                 Three Months Ended
                                                                          -------------------------------
                                                                          March 31, 2001   March 31, 2000
                                                                          --------------   --------------
Revenues:
 Rental income                                                            $      256,830   $      256,829
                                                                          --------------   --------------
Expenses:
 Depreciation                                                                     81,576           81,576
 Management and leasing expenses                                                  12,545           17,001
 Other operating expenses, net of reimbursements                                   3,982           27,594
                                                                          --------------   --------------
                                                                                  98,103          126,171
                                                                          --------------   --------------
Net income                                                                $      158,727   $      130,658
                                                                          ==============   ==============

Occupied percentage                                                                  100%             100%
                                                                          ==============   ==============

Partnership's ownership percentage                                                  8.84%            8.86%
                                                                          ==============   ==============

Cash distributions to the Partnership                                     $       20,741   $       18,304
                                                                          ==============   ==============

Net income allocated to the Partnership                                   $       14,033   $       11,580
                                                                          ==============   ==============

Net income increased in 2001, as compared to 2000, due to an overall decrease in expenses. Operating expenses decreased significantly due to a reduction in real estate taxes resulting from to an appeal in 2000 to the taxing authorities. Management and leasing fees decreased due to a decrease in reimbursement collected in 2001, as management and leasing fees are assessed based on cash collections. Cash distributions have increased largely because of the increase in net income. The Partnership's ownership percentage decreased due to additional capital contributions made by Wells Fund X to the IX-X-XI-REIT Joint Venture in the third quarter of 2000.

         The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                Three Months Ended
                                                                          -------------------------------
                                                                          March 31, 2001   March 31, 2000
                                                                          --------------   --------------
Revenues:
 Rental income                                                            $      206,628   $      206,189
                                                                          --------------   --------------
Expenses:
 Depreciation                                                                     71,797           71,670
 Management and leasing expenses                                                  22,346           20,907
 Other operating expenses, net of reimbursements                                   7,722          (16,920)
                                                                          --------------   --------------
                                                                                 101,865           75,657
                                                                          --------------   --------------
Net income                                                                $      104,763   $      130,532
                                                                          ==============   ==============

Occupied percentage                                                                  100%             100%
                                                                          ==============   ==============

Partnership's ownership percentage                                                  8.84%            8.86%
                                                                          ==============   ==============

Cash distributions to the Partnership                                     $       15,947   $       18,040
                                                                          ==============   ==============

Net income allocated to the Partnership                                   $        9,262   $       11,566
                                                                          ==============   ==============

Net income decreased in 2001, as compared to 1999, due to an increase in operating expenses for 2001. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenants.

Cash distributions and net income allocated to the Partnership for the quarter decreased in 2001, compared to 2000, due to a decrease in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional capital contributions made by Wells Fund X to the Joint Venture in the third quarter of 2000.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                                  Three Months Ended
                                                                            -----------------------------
                                                                              March 31,       March 31,
                                                                                2001             2000
                                                                            ------------     ------------
Revenues:
 Rental income                                                              $    168,250     $    168,250
                                                                            ------------     ------------
Expenses:
 Depreciation                                                                     55,062           55,062
 Management and leasing expenses                                                   7,462            7,280
 Other operating expenses, net of reimbursements                                   3,733            5,148
                                                                            ------------     ------------
                                                                                  66,257           67,490
                                                                            ------------     ------------
Net income                                                                  $    101,993     $    100,760
                                                                            ============     ============

Occupied percentage                                                                  100%             100%
                                                                            ============     ============

Partnership's ownership percentage                                                  8.84%            8.86%
                                                                            ============     ============

Cash distributions to the Partnership                                       $     13,458     $     13,381
                                                                            ============     ============

Net income allocated to the Partnership                                     $      9,017     $      8,930
                                                                            ============     ============

Rental income, net income and cash distributions remained stable for 2001, as compared to 2000 due to the stable occupancy.

                 Fairchild Building/Wells/Fremont Joint Venture

                                                                                  Three Months Ended
                                                                            -------------------------------
                                                                              March 31,         March 31,
                                                                                 2001             2000
                                                                            --------------   --------------
Revenues:
 Rental income                                                              $      225,178   $      225,195
                                                                            --------------   --------------
Expenses:
 Depreciation                                                                       71,382           71,382
 Management and leasing expenses                                                     9,044            9,175
 Other operating expenses                                                            2,140            3,770
                                                                            --------------   --------------
                                                                                    82,566           84,327
                                                                            --------------   --------------
Net income                                                                  $      142,612   $      140,868
                                                                            ==============   ==============

Occupied percentage                                                                    100%             100%
                                                                            ==============   ==============

Partnership's ownership percentage                                                     9.7%             9.7%
                                                                            ==============   ==============

Cash distributions to the Partnership                                       $       20,581   $       19,899
                                                                            ==============   ==============

Net income allocated to the Partnership                                     $       13,828   $       13,480
                                                                            ==============   ==============

Rental income, expenses and net income remained stable in 2001, as compared to 2000, due to stable occupancy.

                Cort Building/Wells/Orange County Joint Venture

                                                                                  Three Months Ended
                                                                              ----------------------------
                                                                              March 31,          March 31,
                                                                                 2001               2000
                                                                              ----------        ----------
Revenues:
 Rental income                                                                $  199,586        $  198,885
                                                                              ----------        ----------
Expenses:
 Depreciation                                                                     46,641            46,641
 Management and leasing expenses                                                   8,107             7,590
 Other operating expenses                                                     $   11,085            11,171
                                                                              ----------        ----------
                                                                                  65,833            65,402
                                                                              ----------        ----------
Net income                                                                       133,753        $  133,483
                                                                              ==========        ==========

Occupied percentage                                                                  100%              100%
                                                                              ==========        ==========

Partnership's ownership percentage                                            $     23.5%             23.5%
                                                                              ==========        ==========

Cash distributions to the Partnership                                         $   40,136        $   40,238
                                                                              ==========        ==========

Net income allocated to the Partnership                                       $   31,476        $   31,413
                                                                              ==========        ==========

Rental income, expenses and net income remained stable in 2001, as compared to 2000, due to stable occupancy.

           EYBL CarTex Building/Wells Fund XI-XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                               --------------------------
                                                                               March 31,        March 31,
                                                                                 2001             2000
                                                                               ---------        ---------
Revenues:
 Rental income                                                                 $ 140,089         $140,089
 Interest income                                                                   8,659                0
                                                                               ---------        ---------
                                                                                 148,748          140,089
                                                                               ---------        ---------
Expenses
 Depreciation                                                                     49,901           49,901
 Management and leasing expenses                                                   5,721            5,721
 Other operating expenses                                                         12,951            9,840
                                                                               ---------        ---------
                                                                                  68,573           65,462
                                                                               ---------        ---------
Net income                                                                     $  80,175         $ 74,627
                                                                               =========        =========

Occupied percentage                                                                  100%             100%
                                                                               =========        =========

Partnership's ownership percentage                                                  26.1%            26.1%
                                                                               =========        =========

Cash distributions to the Partnership                                          $  27,920         $ 26,224
                                                                               =========        =========

Net income allocated to the Partnership                                        $  20,964         $ 19,514
                                                                               =========        =========

Total revenues increased due to interest income earned from establishing new interest bearing bank accounts. Total expenses increased for 2001 over 2000 due to an increase in operating costs charges for a property condition report prepared for the first time in order to plan for future capital improvements. Cash distributions increased due to the increase in net income.

               The Sprint Building/Fund XI-XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                March 31,        March 31,
                                                                                  2001             2000
                                                                                ---------        ---------
Revenues:
 Rental income                                                                  $ 265,997        $ 265,997
                                                                                ---------        ---------
Expenses:
 Depreciation                                                                      81,779           81,779
 Management and leasing expenses                                                   11,239           11,239
 Other operating expenses                                                           2,351            6,324
                                                                                ---------        ---------
                                                                                   95,369           99,342
                                                                                ---------        ---------
Net income                                                                      $ 170,628        $  66,655
                                                                                =========        =========

Occupied percentage                                                                   100%             100%
                                                                                =========        =========

Partnership's ownership percentage                                                   26.1%            26.1%
                                                                                =========        =========

Cash distributions to the Partnership                                           $  61,754        $  60,715
                                                                                =========        =========

Net income allocated to the Partnership                                         $  44,616        $  43,577
                                                                                =========        =========

Net income increased during the three months ended March 31, 2001 compared to March 31, 2000, due to decreases in net operating expenses. Net operating expenses decreased due to an offsetting reimbursement received for expenses paid on behalf of a related entity.

            Johnson Matthey Building/Fund XI-XII-REIT Joint Venture

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                               March 31,         March 31,
                                                                                 2001              2000
                                                                               ---------         ---------
Revenues:
 Rental income                                                                 $ 214,474         $ 214,474
                                                                               ---------         ---------
Expenses:
 Depreciation                                                                     63,869            63,869
 Management and leasing expenses                                                   9,104             8,885
 Other operating expenses                                                          4,777             4,877
                                                                               ---------         ---------
                                                                                  77,750            77,631
                                                                               ---------         ---------
Net income                                                                     $ 136,724         $ 136,843
                                                                               =========         =========

Occupied percentage                                                                  100%              100%
                                                                               =========         =========

Partnership's ownership percentage                                                  26.1%             26.1%
                                                                               =========         =========

Cash distributions to the Partnership                                          $  49,271         $  48,027
                                                                               =========         =========

Net income allocated to the Partnership                                        $  35,751         $  35,782
                                                                               =========         =========

Rental income, net income, expense and cash distributions remained stable in 2001, as compared to 2000 due to stable occupancy.

              The Gartner Building/Fund XI-XII-REIT Joint Venture

                                                                                    Three Months Ended
                                                                                --------------------------
                                                                                March 31,        March 31,
                                                                                  2001             2000
                                                                                ---------        ---------

Revenues:
 Rental income                                                                  $ 212,205        $ 204,241
                                                                                ---------        ---------
Expenses:
 Depreciation                                                                      77,623           77,623
 Management and leasing expenses                                                   10,103           10,162
 Other operating expenses, net of reimbursements                                   (2,271)         (15,311)
                                                                                ---------        ---------
                                                                                   85,455           72,474
                                                                                ---------        ---------
Net income                                                                      $ 126,750        $ 131,767
                                                                                =========        =========

Occupied percentage                                                                   100%             100%
                                                                                =========        =========

Partnership's ownership percentage                                                   26.1%            26.1%
                                                                                =========        =========

Cash distributions to the Partnership                                           $  50,498        $  49,811
                                                                                =========        =========

Net income allocated to the Partnership                                         $  33,141        $  34,454
                                                                                =========        =========

Rental income increased for 2001 as compared to 2000 due to a rent adjustment recorded in 2001. Net operating expenses increased during three months ended March 31, 2001 compared to March 31, 2000, which related to costs incurred during the preceding year. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs. Tenants are billed an estimated amount for the current year common maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenants.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND XI, L.P.
                                       (Registrant)
Dated:  May 11, 2001              By:  /s/ Leo F. Wells, III
                                       ---------------------
                                       Leo F. Wells, III,
                                       as Individual
                                       General Partner, and as President,
                                       and Chief Financial Officer
                                       of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.