Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND XI L P
filed 2001-08-10
CIK 1018216

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2001                                or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission file number                          0-25731
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                      58-2250094
-----------------------------------------         ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


6200 The Corners Pkwy., Norcross, Georgia                  30092
-----------------------------------------         ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (770) 449-7800
                                                  ----------------------

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

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                                   Page No.
                                                                                                   --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2001 and December 31, 2000                                            3

         Statement of Income for the Three and Six Months ended June 30, 2001
           and 2000                                                                                     4

         Statements of Partners' Capital for the Year Ended December 31, 2000
           and the Six Months Ended June 30, 2001                                                       5

         Statements of Cash Flows for the Six Months Ended June 30, 2001
           and 2000                                                                                     6

         Condensed Notes to Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                9

PART II. OTHER INFORMATION                                                                             11

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS





                                                                             June 30,         December 31,
                                                                               2001               2000
                                                                           ------------       ------------
ASSETS:
 Investment in joint ventures                                              $13,494,010        $13,698,627
 Cash and cash equivalents                                                      42,773             77,460
 Due from affiliates                                                           344,650            343,825
 Prepaid expenses and other assets                                              12,621                  0
 Accounts receivable                                                            12,060             12,012
                                                                           -----------        -----------
       Total assets                                                        $13,906,114        $14,131,924
                                                                           ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Due to affiliates                                                       $    65,000        $    65,000
   Accounts payable                                                                  0                438
   Partnership distributions payable                                           326,752            326,952
                                                                           -----------        -----------
       Total liabilities                                                       391,752            392,390
                                                                           -----------        -----------
 Partners' capital:
   Limited partners:
     Class A--1,340,556 units outstanding at June 30, 2001 and              12,006,966         11,993,987
      1,341,356 units at December 31, 2000
     Class B--312,724 units outstanding at June 30, 2001 and                 1,507,396          1,745,547
      311,924 units at December 31, 2000
                                                                           -----------        -----------
       Total partners' capital                                              13,514,362         13,739,534
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $13,906,114        $14,131,924
                                                                           ===========        ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME




                                                       Three Months Ended                 Six Months Ended
                                                   -------------------------         --------------------------
                                                   June 30,         June 30,         June 30,         June 30,
                                                     2001             2000             2001             2000
                                                   ---------        ---------        ---------        ---------
REVENUES:
 Equity in income of joint ventures                $ 239,787        $ 241,195        $ 476,007        $ 478,642
 Interest income                                           0                0            1,635                0
                                                   ---------        ---------        ---------        ---------
                                                     239,787          241,195          477,642          478,642
                                                   ---------        ---------        ---------        ---------
EXPENSES:
 Partnership administration                           19,833           16,533           29,728           25,882
 Legal and accounting                                  4,080            4,142           13,860           16,924
 Computer costs                                        4,307            3,026            5,508            6,093
                                                   ---------        ---------        ---------        ---------
                                                      28,220           23,701           49,096           48,899
                                                   ---------        ---------        ---------        ---------
NET INCOME                                         $ 211,567        $ 217,494        $ 428,546        $ 429,743
                                                   =========        =========        =========        =========
NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                          $ 334,218        $ 340,881        $ 673,851        $ 675,450
                                                   =========        =========        =========        =========
NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                          $(122,651)       $(123,387)       $(245,305)       $(245,707)
                                                   =========        =========        =========        =========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                              $    0.25        $    0.25        $    0.50        $    0.50
                                                   =========        =========        =========        =========

NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                              $   (0.39)       $   (0.40)       $   (0.79)       $   (0.79)
                                                   =========        =========        =========        =========

CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                                      $    0.24        $    0.23        $    0.49        $    0.46
                                                   =========        =========        =========        =========




           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                    AND THE SIX MONTHS ENDED JUNE 30, 2001




                                                                 Limited Partners
                                          ------------------------------------------------------------
                                                    Class A                           Class B                  Total
                                          ---------------------------         ------------------------       Partners'
                                            Units           Amounts            Units         Amounts          Capital
                                          ---------       -----------         -------       ----------      -----------
BALANCE, December 31, 1999                1,336,906       $11,804,940         316,374       $2,295,123      $14,100,063

 Net income (loss)                                0         1,381,547               0         (485,558)         895,989
 Partnership distributions                        0        (1,256,518)              0                0       (1,256,518)
 Class B conversions                          4,450            64,018          (4,450)         (64,018)               0
                                          ---------       -----------         -------       ----------      -----------
BALANCE, December 31, 2000                1,341,356        11,993,987         311,924        1,745,547       13,739,534

 Net income (loss)                                0           673,851               0         (245,305)         428,546
 Partnership distributions                        0          (653,718)              0                0         (653,718)
 Class B conversions                           (800)           (7,154)            800            7,154                0
                                          ---------       -----------         -------       ----------      -----------
BALANCE, June 30, 2001                    1,340,556       $12,006,966         312,724       $1,507,396      $13,514,362
                                          =========       ===========         =======       ==========      ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS




                                                                                  Six Months Ended
                                                                              --------------------------
                                                                              June 30,          June 30,
                                                                                2001              2000
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $ 428,546         $ 429,743
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in earnings of joint venture                                       (476,007)         (478,642)
 Changes in assets and liabilities:
     Prepaid expenses and other assets                                          (12,621)           (8,428)
     Accounts receivable                                                            (48)                0
     Accounts payable                                                              (438)                0
                                                                              ---------         ---------
         Net cash used in operating activities                                  (60,568)          (57,327)
                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                     679,799           647,080
                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to partners from accumulated earnings                            (653,918)         (576,306)
                                                                              ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (34,687)           13,447

CASH AND CASH EQUIVALENTS, beginning of year                                     77,460            22,351
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                                      $  42,773         $  35,798
                                                                              =========         =========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


                                 JUNE 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations,
   (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time the Partnership had sold 1,314,906 Class A Units, and 338,374 Class B Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of June 30, 2001, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, $2,398,767 in the Fund X-XI Joint Venture, and $8,131,351 in the Fund XI-XII-REIT Joint Venture.

   The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells entities: (i) the Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"), (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland corporation, as its general partner (the "Fund IX-X-XI-REIT Joint Venture"), and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership and Wells Real Estate Fund XII, L.P., and Wells OP (the "Fund XI-XII-REIT Joint Venture").

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL CarTex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture, (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture, and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

   (b) Basis of Presentation

   The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in eleven properties as of June 30, 2001 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 2000.

SUMMARY OF OPERATIONS

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                   Partnership's Share of
                                             Total Revenues                  Net Income                   Net Income
                                       ------------------------      -------------------------     -----------------------
                                           Three Months Ended            Three Months Ended           Three Months Ended
                                       ------------------------      -------------------------     -----------------------
                                        June 30,       June 30,       June 30,       June 30,        June 30,     June 30,
                                          2001           2000           2001           2000           2001         2000
                                       ----------     ----------     ----------     ----------      --------     ---------
Fund IX-X-XI-REIT Joint
  Venture                              $1,087,746     $1,100,478     $  734,418     $  645,951      $ 64,930     $ 57,204
Cort Joint Venture                        198,881        198,885        131,374        151,895        30,912       35,741
Fremont Joint Venture                     225,178        225,195        135,990        141,796        13,216       13,596
Fund XI-XII-REIT Joint
  Venture                                 847,767        837,127        499,960        514,974       130,729      134,654
                                       ----------     ----------     ----------     ----------      --------     --------
                                       $2,359,572     $2,361,685     $1,501,742     $1,454,616      $239,787     $241,195
                                       ==========     ==========     ==========     ==========      ========     ========

                                                                                                   Partnership's Share of
                                             Total Revenues                  Net Income                   Net Income
                                       ------------------------      -------------------------     -----------------------
                                           Six Months Ended              Six Months Ended               Six Months Ended
                                       ------------------------      -------------------------     -----------------------
                                        June 30,       June 30,       June 30,       June 30,        June 30,     June 30,
                                          2001           2000           2001           2000           2001         2000
                                       ----------     ----------     ----------     ----------      --------     ---------
Fund IX-X-XI-REIT Joint
  Venture                              $2,181,096     $2,210,391     $1,372,853     $1,314,249      $121,374     $116,432
Cort Joint Venture                        398,468        397,771        265,127        285,379        62,384       67,150
Fremont Joint Venture                     450,356        450,390        278,602        282,664        27,048       27,080
Fund XI-XII-REIT Joint
  Venture                               1,689,191      1,661,927      1,014,237      1,024,867       265,201      267,980
                                       ----------     ----------     ----------     ----------      --------     --------
                                       $4,719,111     $4,720,479     $2,930,819     $2,907,159      $476,007     $478,642
                                       ==========     ==========     ==========     ==========      ========     ========


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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   As of June 30, 2001 and 2000, the developed properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership remained stable at $477,642 for the six months ended June 30, 2001, as compared to $478,642 for the six months ended June 30, 2000. This is due to increased income from IX-X-XI-REIT Joint Venture was offset by decreased income from Cort Joint Venture, primarily due to a decrease in real estate taxes at the Ohmeda Property offset by a timing difference in billing insurance to the tenant at the Cort Joint Venture. Expenses of the Partnership were $49,096 for the six months ended June 30, 2001, as compared to $48,899 for the same period in 2000.

   The Partnership's net cash flows used in operating activities increased to $60,568 for 2001, as compared to $57,327 for 2000, due to the prepayment of certain expenses this year. Net cash provided by investing activities increased to $679,799 from $647,080 due to increased distributions received from the Fund IX-X-XI-REIT Joint Ventures, Orange County Joint Venture, and the Fund XI-XII-REIT Joint Venture. Net cash used in financing activities increased to $653,918 from $576,306 due to increases in cash flows generated by properties owned through joint ventures.

   Net income per weighted average unit for Class A Limited Partners was $0.50 for the six months ended June 30, 2001 and 2000. Net loss per weighted average unit for Class B Limited Partners was $0.79 for the six months ended June 30, 2001 and 2000.

   Cash distributions declared per weighted average Unit for Class A Limited Partners were $0.49 for the six months ended June 30, 2001 as compared to $0.46 for the six months ended June 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

   The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND XI, L.P.
                               (Registrant)
Dated:  August 10, 2001  By:   /s/ Leo F. Wells, III
                               ---------------------------------------
                               Leo F. Wells, III, as Individual
                               General Partner, and as President,
                               and Chief Financial Officer
                               of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.