Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND XI L P
filed 2001-11-14
CIK 1018216

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2001               or
                               ---------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _______________________

Commission file number                          0-25731
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND XI, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Georgia                                                  58-2250094
----------------------------------------------------------------      -----------------------------------------
 (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)

           6200 The Corners Pkwy., Norcross, Georgia                                   30092
---------------------------------------------------------------       -----------------------------------------
           (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
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

     Yes    X       No ______
          -----

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX


                                                                                                   Page No.
                                                                                                   -------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets-September 30, 2001 and December 31, 2000                                        3

          Statements of Income for the Three and Nine Months ended September 30, 2001 and 2000           4

          Statements of Partners' Capital for the Year Ended December 31, 2000
              and the Nine Months Ended September 30, 2001                                               5

          Statements of Cash Flows for the Nine Months Ended September 30, 2001
              and 2000                                                                                   6

          Condensed Notes to Financial Statements                                                        7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                              9

PART II.  OTHER INFORMATION                                                                             11

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                           September 30,       December 31,
                                                                               2001                2000
                                                                           -------------       ------------
ASSETS:
    Investment in joint ventures                                             $13,386,019        $13,698,627
    Cash and cash equivalents                                                     58,313             77,460
    Due from affiliates                                                          352,278            343,825
    Prepaid expenses and other assets                                              6,448                  0
    Accounts receivable                                                                0             12,012
                                                                           -------------       ------------
            Total assets                                                     $13,803,058        $14,131,924
                                                                           =============       ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Due to affiliates                                                     $    65,000        $    65,000
       Accounts payable                                                                0                438
       Partnership distributions payable                                         326,937            326,952
                                                                           -------------       ------------
              Total liabilities                                                  391,937            392,390
                                                                           -------------       ------------
    Partners' capital:
       Limited partners:
         Class A-1,341,256 units outstanding at September 30, 2001
            and 1,341,356 units at December 31, 2000                          12,036,391         11,993,987
         Class B-312,024 units outstanding at September 30, 2001
            and 311,924 units outstanding at December 31, 2000                 1,374,730          1,745,547
                                                                           -------------       ------------
            Total partners' capital                                           13,411,121         13,739,534
                                                                           -------------       ------------
            Total liabilities and partners' capital                          $13,803,058        $14,131,924
                                                                           =============       ============

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                         Three Months Ended                    Nine Months Ended
                                                  --------------------------------      -------------------------------
                                                  September 30,      September 30,      September 30,     September 30,
                                                      2001               2000               2001              2000
                                                  -------------      -------------      -------------     -------------
REVENUES:
    Equity in income of joint ventures
       (Note 2)                                   $     244,260      $     245,292      $     720,266     $     723,934
    Interest income                                           0              4,906              1,045             4,906
                                                  -------------      -------------      -------------     -------------
                                                        244,260            250,198            721,311           728,840
                                                  -------------      -------------      -------------     -------------
EXPENSES:
    Partnership administration                           16,128             10,993             45,267            36,875
    Legal and accounting                                  1,440                615             15,300            17,539
    Computer costs                                        2,997              2,354              8,503             8,447
                                                  -------------      -------------      -------------     -------------
                                                         20,565             13,962             69,070            62,861
                                                  -------------      -------------      -------------     -------------
NET INCOME                                        $     223,695      $     236,236      $     652,241     $     665,979
                                                  =============      =============      =============     =============

NET INCOME ALLOCATED TO CLASS A LIMITED
    PARTNERS                                      $     352,822      $     365,268      $   1,026,673     $   1,040,718
                                                  =============      =============      =============     =============

NET LOSS ALLOCATED TO CLASS B LIMITED
    PARTNERS                                      $    (129,127)     $    (129,032)     $    (374,432)    $    (374,739)
                                                  =============      =============      =============     =============

NET INCOME PER WEIGHTED AVERAGE CLASS A
    LIMITED PARTNER UNIT                          $        0.26      $        0.27      $        0.77     $        0.78
                                                  =============      =============      =============     =============

NET LOSS PER WEIGHTED AVERAGE CLASS B
    LIMITED PARTNER UNIT                          $       (0.41)     $       (0.41)     $       (1.20)    $       (1.20)
                                                  =============      =============      =============     =============

CASH DISTRIBUTION PER CLASS A LIMITED
    PARTNER UNIT                                  $        0.24      $        0.24      $        0.73     $        0.69
                                                  =============      =============      =============     =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                       Limited Partners                           Total
                                    ------------------------------------------------------
                                             Class A                       Class B               Partners'
                                    -------------------------      -----------------------
                                      Units         Amounts          Units        Amounts         Capital
                                    ---------     -----------      ---------    ----------     -----------
BALANCE, December 31, 1999          1,336,906     $11,804,940        316,374    $2,295,123     $14,100,063

   Net income (loss)                        0       1,381,547              0      (485,558)        895,989
   Partnership distributions                0      (1,256,518)             0             0      (1,256,518)
   Class B conversions                  4,450          64,018         (4,450)      (64,018)              0
                                    ---------     -----------      ---------    ----------     -----------
BALANCE, December 31, 2000          1,341,356      11,993,987        311,924     1,745,547      13,739,534

   Net income (loss)                        0       1,026,673              0      (374,432)        652,241
   Partnership distributions                0        (980,654)             0             0        (980,654)
   Class B conversions                   (100)         (3,615)           100         3,615               0
                                    ---------     -----------      ---------    ----------     -----------
BALANCE, September 30, 2001         1,341,256     $12,036,391        312,024    $1,374,730     $13,411,121
                                    =========     ===========      =========    ==========     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND XI, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                         ---------------------------------
                                                                         September 30,       September 30,
                                                                             2001                2000
                                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $  652,241         $   665,979
    Adjustments to reconcile net income to net cash used in
      operating activities:
         Equity in earnings of joint venture                                 (720,266)           (723,934)
    Changes in assets and liabilities:
         Prepaid expenses and other assets                                     (6,448)             (4,532)
         Accounts receivable                                                   12,012                   0
         Accounts payable                                                        (438)                  0
                                                                         -------------       -------------
              Net cash used in operating activities                           (62,899)            (62,487)
                                                                         -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                              1,024,421             988,192
                                                                         -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                                           (980,669)           (886,731)
                                                                         -------------       -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (19,147)             38,974

CASH AND CASH EQUIVALENTS, beginning of year                                   77,460              22,351
                                                                         -------------       -------------
CASH AND CASH EQUIVALENTS, end of period                                   $   58,313         $    61,325
                                                                         =============       =============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  General

     Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time the Partnership had sold 1,314,906 Class A Units and 338,374 Class B Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of September 30, 2001, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, invested $2,398,767 in the Fund X-XI Joint Venture, and invested $8,131,351 in the Fund XI-XII-REIT Joint Venture.

     The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells entities: (i) the Fund X and Fund XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund X-XI Joint Venture"), (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland corporation, as its general partner (the "Fund IX-X-XI-REIT Joint Venture"), and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership, Wells Real Estate Fund XII, L.P. and Wells OP (the "Fund XI-XII-REIT Joint Venture").

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story office building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL Cartex Building"), which is owned by Fund XI-XII-REIT Joint Venture; (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), which is owned by Fund XI-XII-REIT Joint Venture, (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), which is owned by Fund XI-XII-REIT Joint Venture, and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), which is owned by Fund XI-XII-REIT Joint Venture.

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


2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in eleven properties as of September 30, 2001 through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see the Partnership's Form 10-K for the year ended December 31, 2000.

SUMMARY OF OPERATIONS

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                        Partnership's Share of Net
                                 Total Revenues                  Net Income                       Income
                         -----------------------------  ----------------------------   ----------------------------
                               Three Months Ended            Three Months Ended             Three Months Ended
                         -----------------------------  ----------------------------   ----------------------------
                         September 30,   September 30,  September 30,  September 30,   September 30,  September 30,
                             2001            2000           2001           2000            2001           2000
                         -------------   -------------  -------------  -------------   -------------  -------------
Fund IX-X-XI-REIT
  Joint Venture             $1,082,768      $1,087,126     $  669,906     $  678,125        $ 59,226       $ 59,975
Cort Joint Venture             203,812         198,885        149,477        137,099          35,176         32,265
Fremont Joint  Venture         227,050         225,195        142,087        141,395          13,887         13,709
  Joint Venture                843,962         844,121        520,011        532,905         135,971        139,343
                         -------------   -------------  -------------  -------------   -------------  -------------
                            $2,357,592      $2,355,327     $1,481,481     $1,489,524        $244,260       $245,292
                         =============   =============  =============  =============   =============  =============

                                                                                        Partnership's Share of Net
                                 Total Revenues                  Net Income                       Income
                         -----------------------------  -----------------------------  ----------------------------
                               Nine Months Ended             Nine Months Ended               Nine Months Ended
                         -----------------------------  -----------------------------  ----------------------------
                         September 30,   September 30,  September 30,  September 30,   September 30,  September 30,
                             2001            2000           2001           2000            2001           2000
                         -------------   -------------  -------------  -------------   -------------  -------------
Fund IX-X-XI-REIT
  Joint Venture             $3,263,864      $3,297,516     $2,042,759     $1,992,374        $180,600       $176,408
Cort Joint Venture             602,280         596,656        414,603        422,477          97,595         99,087
Fremont Joint Venture          677,406         675,585        420,689        424,058          40,899         41,116
Fund IX-XII-REIT
  Joint Venture              2,533,153       2,506,049      1,534,247      1,557,772         401,172        407,323
                         -------------   -------------  -------------  -------------   -------------  -------------
                            $7,076,703      $7,075,806     $4,412,298     $4,396,681        $720,266       $723,934
                         =============   =============  =============  =============   =============  =============

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     As of September 30, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership were $721,311 for the nine months ended September 30, 2001, as compared to $728,840 for the nine months ended September 30, 2000. The decrease in revenues is attributed primarily to decreased interest income and increased repair and maintenance expenses of approximately $4,700 at the Johnson Matthey Building and the Alstom Power-Knoxville Building, and decreased common area maintenance reimbursement adjustment of approximately $3,000 at the Gartner Building. The decrease in equity in income of joint ventures was partially offset by a decrease in real estate taxes at the Ohmeda Building. Expenses of the Partnership increased to $69,070 for the nine months ended September 30, 2001, as compared to $62,861 for the same period in 2000, due to increased administrative salaries.

     The Partnership's net cash flows used in operating activities was consistent at $62,899 for the nine months ended September 30, 2001, as compared to $62,487 for the nine months ended September 30, 2000. Net cash provided by investing activities increased to $1,024,421 from $988,192 due to increased distributions received from the Fund IX-X-XI-REIT Joint Venture. Net cash used in financing activities increased to $980,669 from $886,731 due to increases in cash flows generated by properties owned through joint ventures, resulting in an increased distribution rate for the Partnership.

     Net income per weighted average unit for Class A Limited Partners was $0.77 for the nine months ended September 30, 2001 as compared to $0.78 for the nine months ended September 30, 2000. Net loss per weighted average unit for Class B Limited Partners was $1.20 for the nine months ended September 30, 2001 and 2000.

     Cash distributions declared per weighted average Unit for Class A Limited Partners were $0.73 for the nine months ended September 30, 2001 as compared to $0.69 for the nine months ended September 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     All 2001 distributions payable through the third quarter have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WELLS REAL ESTATE FUND XI, L.P.
                                 (Registrant)
Dated: November 9, 2001      By: /s/ Leo F. Wells, III
                                 ---------------------------------------
                                 Leo F. Wells, III, as Individual
                                 General Partner, and as President,
                                 and Chief Financial Officer
                                 of Wells Capital, Inc., the
                                 General Partner of Wells Partners, L.P.