Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND XI L P
filed 2002-03-26
CIK 1018216

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended       December 31, 2001                       or
                          --------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from to  ___________________   To  ___________________

Commission file number   0-25731
                         -------------------------------------------------------

                         Wells Real Estate Fund XI, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                         58-2250094
---------------------------------------            -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

6200 The Corners Parkway, Norcross, Georgia                   30092
--------------------------------------------       -----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   -----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

       Title of each class                  Name of exchange on which registered
----------------------------------------    ------------------------------------
              NONE                                      NONE
----------------------------------------    ------------------------------------

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

Yes   X     No
     ---        ---

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

                                     PART I

ITEM 1.  BUSINESS

General

Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 when it received and accepted subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time the Partnership had sold 1,302,942 Class A Units and 350,338 Class B Units, held by a total of 1,250 and 95 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $16,532,802. As of December 31, 2001, the Partnership had paid a total of $578,648 in acquisition and advisory fees and expenses, $2,066,600 in selling commissions and organization and offering expenses, invested $3,357,436 in the Fund IX-X-XI-REIT Joint Venture, invested $2,398,767 in the Fund X-XI Joint Venture, and invested $8,131,351 in the Fund XI-XII-REIT Joint Venture.

Employees

The Company has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through investments in the joint ventures described in
Item 2. In the opinion of management, all such properties are adequately insured.

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

ITEM 2.  PROPERTIES

The Partnership owns interests in properties through the following joint ventures between the Partnership and other affiliated limited partnerships: (i) the Fund X-XI Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P., (ii) the Fund IX-X-XI-REIT Joint Venture, a joint venture among the Partnership, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), as its general partner, and (iii) the Fund XI-XII-REIT Joint Venture, a joint venture among the Partnership, Wells Real Estate Fund XII, L.P. and Wells OP. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method.

As of December 30, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), (ii) a two-story office building located in Boulder County, Colorado (the "Ohmeda Building"), (iii) a three-story office building located in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building"), and (v) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), all of which are owned by the Fund IX-X-XI-REIT Joint Venture, (vi) a two-story office and manufacturing building located in Fremont, California (the "Fairchild Building"), which is owned by Wells/Fremont Associates (the "Fremont Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, (vii) a one-story office and warehouse building located in Fountain Valley, California (the "Cort Building"), which is owned by Wells/Orange County Associates (the "Cort Joint Venture"), a joint venture between the Fund X-XI Joint Venture and Wells OP, and (viii) a two-story manufacturing and office building located in Fountain Inn, South Carolina (the "EYBL Cartex Building"), (ix) a three-story office building located in Leawood, Johnson County, Kansas (the "Sprint Building"), (x) a one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania (the "Johnson Matthey Building"), and (xi) a two-story office building located in Ft. Myers, Lee County, Florida (the "Gartner Building"), all of which are owned by the Fund XI-XII-REIT Joint Venture.

The following table shows lease expirations during each of the next ten years as of December 31, 2001, for leases at all properties owned by the joint ventures described above, assuming no exercise of renewal options or termination rights:


                                                                    Partnership       Percentage
                    Number                                          Annualized          Share of       Percentage
    Year of           Of           Square        Annualized           Square           of Total         of Total
     Lease          Leases          Feet         Gross Base         Gross Base           Feet          Annualized
  Expiration       Expiring       Expiring        Rent (1)            Rent (1)         Expiring         Base Rent
  ----------       --------       --------       ----------         -----------       ----------       ----------
     2002              5           33,610       $   558,407          $  49,369            3.5              6.0
     2003(2)           2           69,146         1,075,987            211,902            7.3             11.5
     2004(3)           1           58,424           902,946             87,947            6.2              9.7
     2005(4)           1          106,750         1,027,315             90,825           11.2             11.0
     2006              0                0                 0                  0            0.0              0.0
     2007(5)           3          283,304         3,093,891            607,890           29.9             33.2
     2008(6)           3          289,096         1,997,312            421,355           30.5             21.4
     2009(7)           1          108,250           673,000             59,500           11.4              7.2
     2010              0                0                 0                  0            0.0              0.0
     2011              0                0                 0                  0            0.0              0.0
                   --------       -------        ----------         ----------        -------          -------
                      16          948,580        $9,328,858         $1,528,788          100.0%           100.0%
                   ========       =======        ==========         ==========        =======          =======

               (1) Average monthly gross rent over the life of the lease, annualized.
               (2) Expiration 52,000 of square feet (Cort Furniture lease), and 17,146 square feet (ODS Technologies lease at the 360 Interlocken Building).
               (3)    Expiration of Fairchild lease.
               (4)    Expiration of Ohmeda lease.
               (5) Expiration of Alstom Power-Knoxville lease, Sprint lease, and the Johnson Matthey lease.
               (6) Expiration of Avaya lease, Gartner lease, and EYBL CarTex lease.
               (7)    Expiration of Iomega lease.

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

         Fund IX-X-XI-REIT Joint Venture

         On June 11, 1998, Fund IX and Fund X Associates ("Fund IX-X Joint Venture"), a joint venture between Wells Real Estate Fund IX and Wells Real Estate Fund X, L.P. ("Wells Fund IX-X"), a Georgia public limited partnership, was amended and restated to admit the Partnership, a Georgia public limited partnership, and Wells OP. Wells Fund IX, Wells Fund X, Wells OP and the Wells REIT are all affiliates of the Partnership and its General Partners.

         The Fund IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the Alstom Power-Knoxville Building,
         (ii) the Ohmeda Building, and (iii) the 360 Interlocken Building. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building. On July 1, 1998, Wells Fund X contributed a single-story warehouse and office building with 108,250 rentable square feet `Iomega Building' to the Fund IX-X-XI-REIT Joint Venture, which was recorded as a capital contribution.

         As of December 31, 2001, the Parntership had contributed $3,357,436 and held an approximate 8.9% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2001, Wells Fund IX had an approximate 39.1% equity interest, Wells Fund X had an approximate 48.3% equity interest, and Wells OP had an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

         Alstom Power-Knoxville Building

         On March 20, 1997, the Fund IX-X Joint Venture began construction of the Alstom Power-Knoxville Building, a three-story office building containing approximately 84,404 rentable square feet locates on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling $8,137,994 were funded by capital contributions of $4,221,973 from Wells Fund IX and $3,916,021 from Wells Fund X.

         Alstom Power, Inc. ("Alstom Power"), successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 66% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing upon occupancy. Alstom Power has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 during the first five years and $728,750 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at then currently prevailing market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

         Commencing December 1, 1999, Alstom Power Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by the Associates in September 1999, which increased their rentable floor area from 57,831 square feet to 81,823 square feet. On May 19, 2000, Alstom Power, Inc. executed the third amendment to its lease agreement in order to lease the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alstom Power now occupies 100% of the building and will pay lease rent at the same terms and conditions of their original lease.

         The average effective annual rental per square foot at the Alstom Power-Knoxville Building was $13.83 for 2001, $14.05 for 2000, $11.82 for 1999, $9.97 for 1998, and $8.16 for 1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2001 and 2000, and 98% for 1999, 95% for 1998, and 67% for 1997.

         Ohmeda Building

         On February 13, 1998, the Fund IX-X Joint Venture acquired the Ohmeda Building, a two story office building with approximately 106,750 rentable square feet . The Ohmeda Building was on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees, and other closing costs. As of December 31, 2001, Wells Fund IX had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 towards the purchase of this building.

         The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, as amended by Second Amendment to Lease dated October 20, 1997 (the "Ohmeda Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The Ohmeda Lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

         The monthly base rental payable under the lease is $83,710 through January 31, 2003; $87,891 from February 1, 2003 through January 31, 2004; and $92,250 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

         The average effective annual rental per square foot at the Ohmeda Building was $9.62 for 2001, 2000, 1999, and 1998, the year of acquisition. The occupancy rate at year-end was 100% for 2001, 2000, 1999, and 1998.

         360 Interlocken Building

         On March 20, 1998 the Fund IX-X Joint Venture acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 51,974 rentable square feet located on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado. The purchase price was $8,275,000 excluding acquisition costs. The project was funded by capital contributions of $6,642,466 from Wells Fund IX and $1,674,271 from Wells Fund X.

         The 360 Interlocken Building was completed in December 1996. The first floor is leased to multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

         The third floor lease expires in March 2002, subject to Transecon's right to extend for one additional term of five years upon 180 days' notice. The monthly rent payable under Transecon's lease is approximately $24,000 for the initial term of the lease. Under the lease Transecon is responsible for its share of utilities, taxes, insurance, and other operating expenses with respect to the Interlocken Building. In addition, Transecon has a right of first refusal under the lease for any second floor space proposed to be leased by the landlord. The second floor lease expires in September 2003, subject to ODS's right to extend for one additional term of three years. The monthly rent payable under the ODS lease is $22,100 through January 1998; $22,150 through January 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2003, and $24,550 through September 2003. The rental payments under the ODS lease are secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities, taxes, insurance, and other operating costs with respect to the 360 Interlocken building.

         The average effective annual rental per square foot at the 360 Interlocken Building was $16.12 for 2001, $16.23 for 2000, $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

         Avaya Building

         On May 30, 1997, the Fund IX-X Joint Venture entered into a purchase and sale agreement with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of the Avaya Building, a one-story office building containing

         57,186 net rentable square feet on 5.3 acres of land. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for $5,504,276. The purchase price was funded by capital contributions of $2,482,810 from the Partnership, $657,804 from Wells Fund IX, $950,392 from Wells Fund X, and $1,421,466 from Wells OP.

         Avaya, a world-wide leader in telecommunications technology producing a variety of communication products, occupies the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 during the first five years and $594,152 during the second five years of the lease term. The annual base rent for each extended term will be at then currently prevailing market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

         The average effective annual rental per square foot at the Avaya Building was $10.19 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

         Iomega Building

         On July 1, 1998, Wells Fund X contributed the Iomega Building, a single story warehouse and office building with 108,250 rentable square feet, and was credited with making a capital contribution to the Fund IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X on April 1, 1998.

         The building is 100% occupied by Iomega Corporation with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months, provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the Fund IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

         On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and make improvements were funded out of capital contributions made by the Partnership to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625, which was the total project cost. The site was developed as additional parking and a loading-dock area, including 400 new parking stalls and new site work for truck maneuver space in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. Iomega Corporation has extended its lease term through April 30, 2009 and will pay as additional annual base rent $113,700 commencing May 1, 1999.

         The average effective annual rental per square foot at the Iomega Building was $6.22 for 2001 and 2000, $5.18 for 1999, and $4.60 for
         1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

         Fund X-XI Joint Venture

         On July 17, 1998 the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund X and Fund XI Associates (the "Fund X-XI Joint Venture"). The investment objectives of Wells Fund X are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed $2,398,767 and Wells Fund X had contributed $3,296,233 for total contributions of $5,695,000 to the Fund X-XI Joint Venture. At December 31, 2001, the Partnership's equity interest in the Fund X-XI Joint Venture was approximately 42%, and Wells Fund X's equity interest was approximately 58%.

         Wells/Fremont Joint Venture - Fairchild Building

         On July 15, 1998, Wells OP entered into Fremont Joint Venture with Wells Development Corporation ("Wells Development"), a Georgia Corporation. Wells Development is an affiliate of the Partnership and its General Partners. On July 21, 1998, the Fremont Joint Venture acquired the Fairchild Building, a 58,424 square-foot manufacturing and office building located in Fremont, California (the "Fairchild Building"), for a purchase price of $8,900,000 plus acquisition expenses of approximately $60,000.

         On July 17,1998 the Fund X-XI Joint Venture entered into an agreement for the purchase of Wells Development's interest in the Fremont Joint Venture. On October 8, 1998, the Fund X-XI Joint Venture exercised its rights under the Fremont Joint Venture Contract and purchased Wells Development's interest in the Fremont Joint Venture and became a joint venture partner with Wells OP in the ownership of the Fairchild Building. As of December 31, 2001, Wells OP had contributed $6,983,110 and held an approximate 78% equity percentage interest in the Fremont Joint Venture, and Fund X-XI Joint Venture had contributed $2,000,000 and held an approximate 22% equity percentage interest in the Fremont Joint Venture.

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

         The average effective annual rental per square foot at the Fairchild Building was $15.46 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2001, 2000, 1999 and 1998.

         Wells/Orange County Joint Venture

         In July 1998, Wells OP entered into Cort Joint Venture with Wells Development Corporation. On July 31, 1998, the Cort Joint Venture acquired the Cort Building for a purchase price of $6,400,000 plus acquisition expenses of approximately $150,000.

         On July 30, 1998, the Fund X-XI Joint Venture entered into an agreement for the purchase of Wells Development's interest in the Cort Joint Venture. On September 1, 1998, the Fund X-XI Joint Venture exercised its rights under the Cort Joint Venture Contract and purchased Wells Development's interest in the Cort Joint Venture and became a joint venture partner with Wells OP in the ownership of the Cort Building. The Partnership contributed $1,398,767, the Fund X-

         XI Joint Venture contributed $2,296,233, and Wells OP contributed $2,871,430 towards the purchase of this building.

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

         As of December 31, 2001, Wells OP had made total capital contributions of $2,871,430 and held an approximate 44% equity interest in the Cort Joint Venture, and the Fund X-XI Joint Venture had contributed $3,695,000 and held an approximate 56% equity percentage interest in the Cort Joint Venture.

         The average effective annual rental per square foot at the Cort Building was $15.30 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2001, 2000, 1999 and 1998.

         Fund XI-XII-REIT Joint Venture

         On June 21, 1999, Fund XI-REIT Joint Venture, a joint venture between the Partnership and Wells OP, was amended and restated to admit the Wells Real Estate Fund XII L.P. ("Wells Fund XII"), a Georgia public limited partnership. Wells Fund XII and Wells OP are all affiliates of the Partnership and its general partners. The Fund XI-REIT Joint Venture, which changed its name to Wells Fund XI-XII-REIT Joint Venture, had previously acquired and owned the EYBL CarTex Building located in Greenville, South Carolina. As of December 31, 2001, the Partnership had contributed $8,131,351 for an approximate 26.2% equity interest in the Fund XI-XII-REIT Joint Venture, Wells Fund XII had made capital contributions of $5,300,000 for an approximate 17.1% equity interest, and Wells OP had contributed $17,585,310 for an approximate 56.8% interest in the Fund XI-XII-REIT Joint Venture.

         EYBL CarTex Building

         On May 18, 1999, Wells Real Estate, LLC-SC I ("Wells LLC"), a Georgia limited liability company wholly owned by the Fund XI-XII-REIT Joint Venture, acquired the EYBL CarTex Building, a manufacturing and office building located in Fountain Inn, unincorporated Greenville County, South Carolina for a purchase price of $5,085,000 plus acquisition expenses of approximately $37,000. The purchase cost was funded by capital contributions of $1,530,000 from the partnership and $3,591,827 from Wells OP.

         The EYBL CarTex Building is a manufacturing building containing approximately 169,510 square feet, comprised of approximately 140,580 square feet of manufacturing space, 25,300 square feet of two-story office space and 3,360 square feet of cafeteria/training space. An addition was constructed to the EYBL CarTex Building in 1989, which contained approximately 64,000 square feet of warehouse space.

         The entire 169,510 rentable square feet of the EYBL CarTex Building is currently under an Agreement of Lease (the " EYBL CarTex lease") with EYBL CarTex, Inc., a South Carolina corporation ("EYBL CarTex"). The lease was assigned to Wells LLC at the closing. The initial term of the Lease is ten years beginning on March 1, 1998. EYBL CarTex has the right to extend the Lease for two additional five year periods. Each extension option must be exercised by giving notice to the landlord at least twelve months prior to the expiration date of the then current lease term. The annual rent payable during the first four years of the lease is $508,530. The annual rent payable is $550,908 for years five and six, $593,285 for years seven and eight, and $610,236 for years nine and ten.

         Pursuant to a lease commission agreement dated February 12, 1998 between the Seller and The McNamara Company, Inc., Wells LLC is required to pay on or before March 1 of each year an amount equal to $13,787 as a brokerage fee to the McNamara Company, Inc. through March 1, 2007.

         The average effective annual rental per square foot at the EBYL CarTex Building was $3.31 for 2001, 2000 and 1999, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000 and 1999.

         Sprint Building

         On July 2, 1999, the Fund XI-XII-REIT Joint Venture acquired the Sprint Building, a three-story office building with approximately 68,900 rentable square feet on a 7.12-acre tract of land located in Leawood, Johnson County, Kansas, for a purchase price of $9,500,000 plus acquisition expenses of approximately $46,210. As of December 31, 2001, the Partnership had contributed $3,000,000, Wells Fund XII had contributed $1,000,000 and Wells OP had contributed $5,546,210 to the purchase of this property.

         The entire 68,900 rentable square feet of the Sprint Building is currently under a net lease agreement with Sprint Communications, Inc. ("Sprint") dated February 14, 1997. The seller's interest in the lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The initial term of the lease is ten years which commenced on May 19, 1997 and expires on May 18, 2007. Sprint has the option to extend the lease for two additional five-year periods of time. The monthly base rent payable under the lease is $83,254 through May 18, 2002 and $91,867 for the remainder of the lease term. The monthly base rent payable for each extended term of the lease will be equal to 95% of the then current market rate which is calculated as a full-service rental rate less anticipated annual operating expenses on a rentable square foot basis charged for space of comparable location, size, and conditions in comparable office buildings in the suburban south Kansas City, Missouri, and south Johnson County, Kansas areas.

         The lease contains a termination option which may be exercised by Sprint effective as of May 18, 2004, provided that Sprint has not exercised either expansion option, as described below. Sprint must provide notice to the Fund XI-XII-REIT Joint Venture of its intent to exercise its termination option on or before August 21, 2003. If Sprint exercises its termination option, it will be required to pay the Fund XI-XII-REIT Joint Venture a termination payment equal to $6.53 per square foot, or $450,199.

         Sprint also has an expansion option for an additional 20,000 square feet of office space, which may be exercised in two expansion phases. Sprint's expansion rights involve building on unfinished ground-level space that is currently used as covered parking within the existing building footprint and shell. At each exercise of an expansion option, the remaining lease term will be extended to be a minimum of an additional five years from the date of the completion of such expansion space.

         The average effective annual rental per square foot at the Sprint Building was $15.45 for 2001, $15.44 for 2000 and 1999, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000 and 1999.

         Johnson Matthey Building

         On August 17, 1999, the Fund XI-XII-REIT Joint Venture acquired the Johnson Matthey Building, a research and development office and warehouse building located in Chester County, Pennsylvania for a purchase price of $8,000,000 plus acquisition expenses of approximately $60,000. The purchase of the building was funded by capital contributions of $3,494,727 from the Partnership, $1,500,000 from Wells Fund XII and $3,061,594 from Wells OP.

         The Johnson Matthey Building is a 130,000 square foot research and development office and warehouse building that was first constructed in 1973 as a multi-tenant facility. It was subsequently converted into a single-tenant facility in 1998. The site consists of a ten-acre tract of land located at 434-436 Devon Park Drive in the Tredyffrin Township, Chester County, Pennsylvania.

         The entire 130,000 rentable square feet of the Johnson Matthey Building is currently leased to Johnson Matthey. The lease was assigned to the Fund XI-XII-REIT Joint Venture at closing. The annual base rent payable under the Johnson Matthey lease for the remainder of the lease term is as follows: year three-$789,750, year four-$809,250, year five-$828,750, year six-$854,750, year seven-$874,250, year eight-$897,000, year nine-$916,500, and year ten-$939,250. The current lease term expires in June 2007. Johnson Matthey has the right to extend the lease for two additional three-year periods.

         Johnson Matthey has a right of first refusal to purchase the Johnson Matthey Building in the event that the Fund XI-XII-REIT Joint Venture desires to sell the building to an unrelated third party. The joint venture must give Johnson Matthey written notice of its intent to sell the Johnson Matthey Building, and Johnson Matthey will have ten days from the date of such notice to provide written notice of its intent to purchase the building. If Johnson Matthey exercises its right of first refusal, it must purchase the Johnson Matthey Building on the same terms contained in the third party offer.

         The average effective annual rental per square foot at the Johnson Matthey Building was $6.67 for 2001, 2000 and 1999, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000 and 1999.

         Gartner Building

         On September 20, 1999, the Fund XI-XII-REIT Joint Venture acquired the Gartner Building, a two-story office building with approximately 62,400 rentable square feet on a 4.9-acre tract of land located at 12600 Gateway Boulevard in Fort Myers, Lee County, Florida for a purchase price of $8,320,000 plus acquisition expenses of approximately $27,600. The purchase was funded by capital contributions of $106,554 by the Partnership, $2,800,000 by Wells Fund XII and $5,441,064 by Wells OP.

         The entire 62,400 rentable square feet of the Gartner Building is currently under a net lease agreement with Gartner dated July 30, 1997 (the "Gartner Lease"). The landlord's interest in the Gartner Lease was assigned to the Fund XI-XII-REIT Joint Venture at the closing. The initial term of the Gartner Lease is ten years which commenced on February 1, 1998 and expires on

         January 31, 2008. Gartner has the right to extend the Gartner Lease for two additional five-year periods. The annual base rent payable for the remainder of the Gartner Lease term is $642,798 through January 2000, $790,642 through January 2001, and thereafter will increase by 2.5% through the remainder of the Gartner Lease.

         Gartner also has two expansion options for additional buildings under the Gartner Lease. The two option plans are described in the Gartner Lease as the "Small Option Building" and the "Large Option Building."

         The "Small Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 30,000 and 32,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Small Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before April 15, 2002.

         The "Large Option Building" expansion option allows Gartner the ability to expand into a separate, free-standing facility on the property containing between 60,000 and 75,000 rentable square feet to be constructed by the Fund XI-XII-REIT Joint Venture. Gartner may exercise its expansion right for the "Large Option Building" by providing notice in writing to the Fund XI-XII-REIT Joint Venture on or before April 15, 2002.

         The average effective annual rental per square foot at the Gartner Building was $13.68 for 2001, 2000 and 1999, the first year of occupancy. The occupancy rate at year end was 100% for 2001, 2000 and 1999.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $8.74 per Class A Unit and $11.52 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

The offering for sale of Units in the Partnership terminated on December 30, 1998, at which time the Partnership had 1,314,906 outstanding Class A Units held by a total of 1,250 Limited Partners and 338,374 outstanding Class B Units held by a total of 95 Limited Partners. As of February 28, 2002, the Partnership had 1,346,256 outstanding Class A Units held by a total of 1,255 Limited Partners and 307,024 outstanding Class B Units held by a total of 83 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Class A Limited Partners during 2000 and 2001 were as follows:

                                        Per Class A Unit
                                   -------------------------
       Distribution for            Total Cash     Investment   Return of    General
        Quarter Ended              Distributed      Income      Capital     Partner
    ----------------------         -----------    ----------   ---------    -------
    March 31, 2000                  $300,802       $   0.23    $   0.00    $   0.00
    June 30, 2000                    310,189           0.23        0.00        0.00
    September 30, 2000               319,576           0.24        0.00        0.00
    December 31, 2000                326,954           0.24        0.00        0.00
    March 31, 2001                   326,967           0.24        0.00        0.00
    June 30, 2001                    326,752           0.24        0.00        0.00
    September 30, 2001               326,936           0.25        0.00        0.00
    December 31, 2001                328,150           0.25        0.00        0.00

The fourth quarter distribution was accrued for accounting purposes in 2001, and paid to Limited Partners in February, 2002. No cash distributions were paid to holders of Class B Units in 2001.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, and 1998:

                                                           2001           2000           1999           1998
                                                      ------------   ------------   ------------   ------------
    Total assets                                      $ 13,644,230   $ 14,131,924   $ 14,440,800   $ 14,844,515
    Total revenues                                         960,676        975,850        766,586        262,729
    Net income                                             870,350        895,989        630,528        143,295
    Net loss allocated to General Partners                       0              0              0           (500)
    Net income allocated to Class A Limited
       Partners                                          1,361,828      1,381,547      1,009,368        254,862
    Net loss allocated to Class B Limited
       Partners                                           (491,478)      (485,558)      (378,840)      (111,067)
    Net income per weighted average (1) Class A
       Limited Partner Unit                           $       1.01   $       1.03   $       0.77   $       0.50
    Net loss per weighted average (1) Class B
       Limited Partner Unit                                  (1.58)         (1.55)         (1.12)         (0.77)
    Cash distribution per weighted average (1)
       Class A Limited Partner Unit:
          Investment income                                   0.98           0.94           0.71           0.30
          Return of capital                                   0.00           0.00           0.00           0.00

    (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units were being purchased by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

Forward-Looking Statements

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

Results of Operations

Gross revenues of the Partnership were $960,676, $975,850, and $766,586 for the twelve months ended December 31, 2001, 2000, and 1999, respectively. The increase in revenues from 1999 to 2000 is attributable primarily to increased earnings from the Fund IX-X-XI-REIT Joint Venture and the Fund XI-XII-REIT Joint Venture, primarily due to the Partnership investing in four additional joint venture properties in mid-1999 through these joint ventures. In addition, revenues were increased at Alstom Power-Knoxville Building as it became fully occupied in 2000 and at the Iomega Building as it finished the rentable parking area in July 1999. Expenses of the Partnership were $90,326, $79,861, and $136,058 for the twelve months ended December 31, 2001, 2000, and 1999, respectively. Expenses were higher in 1999, as compared to 2000 and 2001, due to the total write-off of net capitalized organizational costs in accordance with accounting pronouncement ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Expenses increased in 2001, as compared to 2000, due to increased partnership administration expenses. As a result, net income of the Partnership was $870,350 for the year ended December 31, 2001, $895,989 for the year ended December 31, 2000, and $630,528 for the year ended December 31, 2001.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Units of $0.98 per Class A Unit for the year ended December 31, 2001, $0.94 per Class A Unit for the year ended December 31, 2000, and $0.71 per Class A Unit for the year ended December 31, 1999. The General Partners anticipate distributions per unit to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 2001 to the Limited partners holding Class A Units were paid in February 2002. No cash distributions were made to Limited Partners holding Class B Units.

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

Liquidity and Capital Resources

The Partnership's net cash (used in) provided by operating activities was ($128,985) in 2001, ($72,925) in 2000, and $40,906 in 1999. Net cash provided by operating activities in 1999, as compared to net cash used in 2000 and 2001, was attributed primarily to interest income earned on funds held by the Partnership prior to investment in properties while the Partnership had made all its investments by the end of 1999. Net cash used in 2001 increased, as compared to 2000, due to an increase in partnership expenses. Net cash provided by (used in) investing activities was $1,376,673 for 2001, $1,333,337 for 2000, and ($8,300,585) in 1999. This change was primarily the result of the Partnership investing capital proceeds in the joint ventures in 1999 and receiving a full year of joint venture distributions in 2000 and 2001. Net cash used in financing activities increased to $1,307,606 in 2001, from $1,205,303 in 2000, and from $1,010,770 in 1999 due to increased distributions from the Partnership.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that the cash distributions to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. The Partnership would have the ability to negotiation at higher rental rates upon the expiration of 5 leases in 2002. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are all affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

      Name of Individual                     Capacities in Which Served              Cash
     or Number in Group                       Form of Compensation              Compensation
---------------------------------      -----------------------------------    ----------------
Wells Management Company, Inc.          Property Manager-Management and          $74,478(1)
                                        Leasing Fees

    (1) These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001, however, were not paid until January 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2001.


                         Name and Address of         Amount and Nature of
Title of Class            Beneficial Owner           Beneficial Ownership          Percent of Class
----------------        -------------------       ---------------------------      ----------------
Class A Units           Leo F. Wells, III         5,109.22 units (IRA, 401(k)        Less than 1%
                                                  and Profit Sharing)

No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net lease basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells Management Company, Inc. has received $74,478 in total cash compensation for services rendered during the year ended December 31, 2001.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2001, no real estate commissions were paid to the General Partners or their affiliates.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-28 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a) 2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2002.

                                       Wells Real Estate Fund XI, L.P.
                                       (Registrant)


                                       By: /s/ LEO F. WELLS, III
                                           -------------------------------------
                                           Leo F. Wells, III
                                           Individual General Partner and as
                                           President and Chief Financial Officer
                                           of Wells Capital, Inc., the Corporate
                                           General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                     Title                                   Date
------------------------      ------------------------------      --------------

/s/ LEO F. WELLS, III
------------------------
Leo F. Wells, III             Individual General Partner,         March 21, 2002
                              President and Sole Director of
                              Wells Capital, Inc., the Corporate
                              General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                Financial Statements                                        Page
-------------------------------------------------------------------------   ----
Independent Auditors' Report                                                 F-2

Balance Sheets as of December 31, 2001 and 2000                              F-3

Statements of Income for the Years Ended December 31, 2001, 2000 and 1999    F-4

Statements of Partners' Capital for the Years Ended December 31, 2001,
2000 and 1999                                                                F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000
and 1999                                                                     F-6

Notes to Financial Statements for December 31, 2001, 2000 and 1999           F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund XI, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XI, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 25, 2002

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                                                      2001           2000
                                                                                 ------------    ------------
INVESTMENT IN JOINT VENTURES                                                     $ 13,276,778    $ 13,698,627

CASH AND CASH EQUIVALENTS                                                              17,542          77,460

DUE FROM AFFILIATES                                                                   348,632         343,825

ACCOUNTS RECEIVABLE                                                                     1,278          12,012
                                                                                 ------------    ------------
              Total Assets                                                       $ 13,644,230    $ 14,131,924
                                                                                 ============    ============
                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Due to affiliate                                                             $     15,000    $     65,000
    Partnership distributions payable                                                 328,151         326,952
    Accounts payable                                                                        0             438
                                                                                 ------------    ------------
              Total liabilities                                                       343,151         392,390
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL:
    Limited partners:
       Class A--1,346,256 units and 1,341,356 units as of December 31, 2001
           and 2000, respectively                                                  12,070,817      11,993,987
       Class B--307,024 units and 311,924 units as of December 31, 2001 and
           2000, respectively                                                       1,230,262       1,745,547
                                                                                 ------------    ------------
              Total partners' capital                                              13,301,079      13,739,534
                                                                                 ------------    ------------
              Total liabilities and partners' capital                            $ 13,644,230    $ 14,131,924
                                                                                 ============    ============

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                  2001             2000          1999
                                               -----------    -----------    -----------
REVENUES:
  Equity in income of joint ventures           $   959,631    $   967,900    $   607,579
  Interest income                                    1,045          7,950        159,007
                                               -----------    -----------    -----------
                                                   960,676        975,850        766,586
                                               -----------    -----------    -----------
EXPENSES:
  Partnership administration                        61,341         48,135         57,557
  Legal and accounting                              16,193         19,854         45,055
  Amortization of organizational costs                   0              0         25,000
  Computer costs                                    12,792         11,872          8,446
                                               -----------    -----------    -----------
                                                    90,326         79,861        136,058
                                               -----------    -----------    -----------
NET INCOME                                     $   870,350    $   895,989    $   630,528
                                               ===========    ===========    ===========
NET INCOME ALLOCATED TO CLASS A LIMITED
  PARTNERS                                     $ 1,361,828    $ 1,381,547    $ 1,009,368
                                               ===========    ===========    ===========
NET LOSS ALLOCATED TO CLASS B LIMITED
  PARTNERS                                     $  (491,478)   $  (485,558)   $  (378,840)
                                               ===========    ===========    ===========
NET INCOME PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                         $      1.01    $      1.03    $      0.77
                                               ===========    ===========    ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B
  LIMITED PARTNER UNIT                         $     (1.58)   $     (1.55)   $     (1.12)
                                               ===========    ===========    ===========
DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                         $      0.98    $      0.94    $      0.71
                                               ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                Limited Partners
                                              ---------------------------------------------------
                                                      Class A                    Class B                           Total
                                              -------------------------    ----------------------   General       Partners'
                                Original        Units         Amount        Units       Amount      Partner       Capital
                                --------      ---------    ------------    -------   ------------   -------    ------------
BALANCE, December 31, 1998      $    100      1,302,942    $ 11,439,315    350,338   $  2,961,011   $     0    $ 14,400,426

 Net income (loss)                     0              0       1,009,368          0       (378,840)        0         630,528
 Partnership distributions             0              0        (930,791)         0              0         0        (930,791)
 Class B conversions                   0         33,964         287,048    (33,964)      (287,048)        0               0
 Return of capital                  (100)             0               0          0              0         0            (100)
                                --------      ---------    ------------    -------   ------------   -------    ------------
BALANCE, December 31, 1999             0      1,336,906      11,804,940    316,374      2,295,123         0      14,100,063

 Net income (loss)                     0              0       1,381,547          0       (485,558)        0         895,989
 Partnership distributions             0              0      (1,256,518)         0              0         0      (1,256,518)
 Class B conversions                   0          4,450          64,018     (4,450)       (64,018)        0               0
                                --------      ---------    ------------    -------   ------------   -------    ------------
BALANCE, December 31, 2000             0      1,341,356      11,993,987    311,924      1,745,547         0      13,739,534

 Net income (loss)                     0              0       1,361,828          0       (491,478)        0         870,350
 Partnership distributions             0              0      (1,308,805)         0              0         0      (1,308,805)
 Class B conversions                   0          4,900          23,807     (4,900)       (23,807)        0               0
                                --------      ---------    ------------    -------   ------------   -------    ------------
BALANCE, December 31, 2001      $      0      1,346,256    $ 12,070,817    307,024   $  1,230,262   $     0    $ 13,301,079
                                ========      =========    ============    =======   ============   =======    ============

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                      2001            2000          1999
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                       $   870,350    $   895,989    $   630,528
                                                                  -----------    -----------    -----------
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Equity in income of joint venture                                 (959,631)      (967,900)      (607,579)
   Amortization of organizational costs                                     0              0         25,000
   Changes in assets and liabilities:
     Accounts receivable                                               10,734         (1,452)        16,430
     Accounts payable                                                    (438)           438              0
     Due to affiliates                                                (50,000)             0        (23,473)
                                                                  -----------    -----------    -----------
      Total adjustments                                              (999,335)      (968,914)      (589,622)
                                                                  -----------    -----------    -----------
      Net cash (used in) provided by operating
       activities                                                    (128,985)       (72,925)        40,906
                                                                  -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                0              0     (9,005,979)
 Distributions received from joint ventures                         1,376,673      1,333,337        705,394
                                                                  -----------    -----------    -----------
      Net cash provided by (used in) investing
       activities                                                   1,376,673      1,333,337     (8,300,585)
                                                                  -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Sales commissions and discounts paid                                       0              0       (214,609)
 Distributions to partners in excess of accumulated earnings                0              0        (10,816)
 Distributions to partners from accumulated earnings               (1,307,606)    (1,205,303)      (785,245)
 Return of capital                                                          0              0           (100)
                                                                  -----------    -----------    -----------
      Net cash used in financing activities                        (1,307,606)    (1,205,303)    (1,010,770)
                                                                  -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (59,918)        55,109     (9,270,449)

CASH AND CASH EQUIVALENTS, beginning of year                           77,460         22,351      9,292,800
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                            $    17,542    $    77,460    $    22,351
                                                                  ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

 Deferred project costs contributed to joint ventures             $         0    $         0    $   375,246
                                                                  ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND XI, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Business

    Wells Real Estate Fund XI, L.P. (the "Partnership") is a public limited partnership organized on June 20, 1996 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have his or her units treated as Class A units or Class B units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) elect or remove a general partner, (d) dissolve the Partnership, and (e) approve a sale of all or substantially all of the Partnership's assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership without concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class. The Partnership commenced operations as of March 3, 1998.

    The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner, which is referred to as "Fund IX, X, XI, and REIT Joint Venture." The Partnership also owns interests in two properties through a joint venture between the Partnership and Fund X, referred to as "Fund X and XI Associates." In addition, the Partnership owns an interest in several properties through a joint venture between the Partnership, Wells Real Estate Fund XII, L.P. ("Wells Fund XII") and the Operating Partnership, which is referred to as Fund XI, XII, and REIT Joint Venture.

    Through its investment in Fund IX, X, XI, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building"), (ii) a two-story office building in Louisville, Colorado (the "Ohmeda Building"),
    (iii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"), (iv) a one-story office and warehouse building in Ogden, Utah (the "Iomega Building"), and (v) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the "Lucent Technologies Building").

    The following properties are owned by Fund X and XI Associates through investments in two joint ventures with the Operating Partnership: (i) a one-story office and warehouse building in Fountain Valley, California (the "Cort Building"), and (ii) a two-story manufacturing and office building in Fremont, California (the "Fairchild Building").

    Through its investment in Fund XI, XII, and REIT Joint Venture, the Partnership owns interests in the following properties: (i) a two-story manufacturing and office building in Fountain Inn, South Carolina (the

    "EYBL CarTexBuilding"), (ii) a three-story office building in Leawood, Kansas (the "Sprint Building"), (iii) an office and warehouse building in Chester County, Pennsylvania (the "Johnson Matthey Building"), and (iv) a two-story office building in Fort Myers, Florida (the "Gartner Building").

    Use of Estimates and Factors Affecting the Partnership

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Income Taxes

    The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

    Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

    Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

    Investment in Joint Ventures

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investments in joint ventures are recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repair and maintenance expenditures are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

         Depreciation for building and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

         Revenue Recognition

         All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 2.

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

         Deferred Lease Acquisition Costs

         Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 2.

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

    Per Unit Data

    Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2001, 2000, and 1999 is computed based on the weighted average number of units outstanding during the period.

    Reclassifications

    Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.


2.  RELATED-PARTY TRANSACTIONS

    Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarter of 2001 and 2000 as follows:

                                                            2001        2000
                                                         --------    --------
         Fund IX, X, XI, and REIT Joint Venture          $ 85,927    $ 89,332
         Fund X and XI Associates                          64,634      62,940
         Fund XI, XII, and REIT Joint Venture             198,071     191,553
                                                         --------    --------
                                                         $348,632    $343,825
                                                         ========    ========

    The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership's properties, the Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

    The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $74,478, $75,700, and $45,039 for the years ended December 31, 2001, 2000, and 1999, respectively.

    Wells Capital, Inc. (the "Company"), general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

    The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.  INVESTMENT IN JOINT VENTURES

    The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                        2001                  2000
                                               --------------------   ---------------------
                                                 Amount     Percent      Amount     Percent
                                               -----------  -------   -----------   -------
    Fund IX, X, XI, and REIT Joint Venture     $ 3,073,671     9%     $ 3,191,093     9%
    Fund X and XI Associates                     2,285,461    42        2,359,273    42
    Fund XI, XII, and REIT Joint Venture         7,917,646    26        8,148,261    26
                                               -----------            -----------
                                               $13,276,778            $13,698,627
                                               ===========            ===========

    The following is a roll forward of the Partnership's investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                                              2001              2000
                                                                          -----------       -----------
        Investment in joint ventures, beginning of year                   $13,698,627       $14,093,790
          Equity in income of joint ventures                                  959,631           967,900
          Distributions from joint ventures                                (1,381,480)       (1,363,063)
                                                                          -----------       -----------
        Investment in joint ventures, end of year                         $13,276,778       $13,698,627
                                                                          ===========       ===========

    FUND IX, X, XI, AND REIT JOINT VENTURE

    On March 20, 1997, Wells Fund IX and Wells Fund X entered into a joint venture agreement. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404-square foot, three-story building was constructed and commenced operations at the end of 1997.

    On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On April 1, 1998, Wells Fund X purchased a one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On June 11, 1998, Fund IX and X Associates was amended and restated to admit the Partnership and the Operating Partnership. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On July 1, 1998, Wells Fund X contributed the Iomega Building to Fund IX, X, XI, and REIT Joint Venture.

    During 1999, the Partnership and Wells Fund IX made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture; during 2000, Wells Fund IX and Wells Fund X made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture. Ownership interests were recomputed accordingly.

    Following are the financial statements for the Fund IX, X, XI, and REIT Joint Venture:

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                    2001           2000
                                                                -----------    -----------
Real estate assets, at cost:
  Land                                                          $ 6,698,020    $ 6,698,020
  Building and improvements, less accumulated depreciation
     of $5,619,744 in 2001 and $4,203,502 in 2000                27,178,526     28,594,768
                                                                -----------    -----------
            Total real estate assets, net                        33,876,546     35,292,788
Cash and cash equivalents                                         1,555,917      1,500,044
Accounts receivable                                                 596,050        422,243
Prepaid expenses and other sets, net                                439,002        487,276
                                                                -----------    -----------
            Total assets                                        $36,467,515    $37,702,351
                                                                ===========    ===========
                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued liabilities                      $   620,907    $   568,517
  Refundable security deposits                                      100,336         99,279
  Due to affiliates                                                  13,238          9,595
  Partnership distributions payable                                 966,912        931,151
                                                                -----------    -----------
            Total liabilities                                     1,701,393      1,608,542
                                                                -----------    -----------
Partners' capital:
  Wells Real Estate Fund IX                                      13,598,505     14,117,803
  Wells Real Estate Fund X                                       16,803,586     17,445,277
  Wells Real Estate Fund XI                                       3,073,671      3,191,093
  Wells Operating Partnership, L.P.                               1,290,360      1,339,636
                                                                -----------    -----------
            Total partners' capital                              34,766,122     36,093,809
                                                                -----------    -----------
            Total liabilities and partners' capital             $36,467,515    $37,702,351
                                                                ===========    ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001           2000           1999
                                                              -----------    -----------    -----------
Revenues:
  Rental income                                               $ 4,174,379    $ 4,198,388    $ 3,932,962
  Other income                                                    119,828        116,129         61,312
  Interest income                                                  50,002         73,676         58,768
                                                              -----------    -----------    -----------
                                                                4,344,209      4,388,193      4,053,042
                                                              -----------    -----------    -----------
Expenses:
  Depreciation                                                  1,416,242      1,411,434      1,538,912
  Management and leasing fees                                     357,761        362,774        286,139
  Operating costs, net of reimbursements                         (232,601)      (133,505)       (34,684)
  Property administration expense                                  91,747         57,924         59,886
  Legal and accounting                                             26,223         20,423         30,545
                                                              -----------    -----------    -----------
                                                                1,659,372      1,719,050      1,880,798
                                                              -----------    -----------    -----------
Net income                                                    $ 2,684,837    $ 2,669,143    $ 2,172,244
                                                              ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund IX             $ 1,050,156    $ 1,045,094    $   850,072
                                                              ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund X              $ 1,297,665    $ 1,288,629    $ 1,056,316
                                                              ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund XI             $   237,367    $   236,243    $   184,355
                                                              ===========    ===========    ===========

Net income allocated to Wells Operating Partnership, L.P.     $    99,649    $    99,177    $    81,501
                                                              ===========    ===========    ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                                         Wells
                                             Wells Real    Wells Real     Wells Real    Operating        Total
                                              Estate         Estate        Estate      Partnership,     Partners'
                                              Fund IX        Fund X        Fund XI         L.P.         Capital
                                            -----------    -----------    ----------   -----------     -----------
Balance, December 31, 1998                  $14,960,100    $18,707,139    $2,521,003    $1,443,378     $37,631,620
   Net income                                   850,072      1,056,316       184,355        81,501       2,172,244
   Partnership contributions                    198,989              0       911,027             0       1,110,016
   Partnership distributions                 (1,418,535)    (1,762,586)     (307,982)     (135,995)     (3,625,098)
                                            -----------    -----------    ----------    ----------     -----------
Balance, December 31, 1999                   14,590,626     18,000,869     3,308,403     1,388,884      37,288,782
   Net income                                 1,045,094      1,288,629       236,243        99,177       2,669,143
   Partnership contributions                     46,122         84,317             0             0         130,439
   Partnership distributions                 (1,564,039)    (1,928,538)     (353,553)     (148,425)     (3,994,555)
                                            -----------    -----------    ----------    ----------     -----------
Balance, December 31, 2000                   14,117,803     17,445,277     3,191,093     1,339,636      36,093,809
   Net income                                 1,050,156      1,297,665       237,367        99,649       2,684,837
   Partnership distributions                 (1,569,454)    (1,939,356)     (354,789)     (148,925)     (4,012,524)
                                            -----------    -----------    ----------    ----------     -----------
Balance, December 31, 2001                  $13,598,505    $16,803,586    $3,073,671    $1,290,360     $34,766,122
                                            ===========    ===========    ==========    ==========     ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001           2000           1999
                                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                    $ 2,684,837    $ 2,669,143    $ 2,172,244
                                                                -----------    -----------    -----------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                1,416,242      1,411,434      1,538,912
      Changes in assets and liabilities:
        Accounts receivable                                        (173,807)       132,722       (421,708)
        Prepaid expenses and other assets, net                       48,274         39,133        (85,281)
        Accounts payable and accrued liabilities, and
          refundable security deposits                               53,447        (37,118)       295,177
        Due to affiliates                                             3,643          3,216          1,973
                                                                -----------    -----------    -----------
          Total adjustments                                       1,347,799      1,549,387      1,329,073
                                                                -----------    -----------    -----------
          Net cash provided by operating activities               4,032,636      4,218,530      3,501,317
                                                                -----------    -----------    -----------
Cash flows from investing activities:
  Investment in real estate                                               0       (127,661)      (930,401)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
  Distributions to joint venture partners                        (3,976,763)    (3,868,138)    (3,820,491)
  Contributions received from partners                                    0        130,439      1,066,992
                                                                -----------    -----------    -----------
          Net cash used in financing activities                  (3,976,763)    (3,737,699)    (2,753,499)
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                 55,873        353,170       (182,583)
Cash and cash equivalents, beginning of year                      1,500,044      1,146,874      1,329,457
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of year                          $ 1,555,917    $ 1,500,044    $ 1,146,874
                                                                -----------    -----------    -----------
Supplemental disclosure of noncash activities:

   Deferred project costs contributed to joint venture          $         0    $         0    $    43,024
                                                                ===========    ===========    ===========

    Fund X and XI Associates

    The joint venture, Fund X and XI Associates, was formed on July 17, 1998 to acquire, develop, operate, and sell real properties. On July 15, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates. On July 21, 1998, Wells/Fremont Associates acquired a 58,424-square foot two-story manufacturing and office building located in Fremont, California, known as the Fairchild Building.

    On October 8, 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Fremont Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Fairchild Building.

    On July 27, 1998, the Operating Partnership entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates. On July 31, 1998, Wells/Orange County Associates acquired a 52,000-square foot warehouse and office building located in Fountain Valley, California, known as the Cort Building.

    During 1998, Fund X and XI Associates acquired Wells Development Corporation's interest in Wells/Orange County Associates which resulted in Fund X and XI Associates becoming a joint venture partner with the Operating Partnership in the ownership of the Cort Building.

    Following are the financial statements for Fund X and XI Associates:

                            Fund X and XI Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                              2001         2000
                                                           ----------   ----------
Investment in joint ventures                               $5,443,159   $5,618,953
Due from affiliates                                           155,826      149,218
                                                           ----------   ----------
              Total assets                                 $5,598,985   $5,768,171
                                                           ==========   ==========

                       Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                      $  155,826   $  149,218
                                                           ----------   ----------
Partners' capital:
    Wells Real Estate Fund X                                3,157,698    3,259,680
    Wells Real Estate Fund XI                               2,285,461    2,359,273
                                                           ----------   ----------
              Total partners' capital                       5,443,159    5,618,953
                                                           ----------   ----------
              Total liabilities and partners' capital      $5,598,985   $5,768,171
                                                           ==========   ==========

                            Fund X and XI Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000 and 1999

                                                          2001       2000       1999
                                                        --------   --------   --------
Equity in income of joint ventures                      $434,257   $447,193   $436,158
Expenses                                                       0          0          0
                                                        --------   --------   --------
              Net income                                $434,257   $447,193   $436,158
                                                        ========   ========   ========

Net income allocated to Wells Real Estate Fund X        $251,923   $259,034   $252,966
                                                        ========   ========   ========

Net income allocated to Wells Real Estate Fund XI       $182,334   $188,159   $183,192
                                                        ========   ========   ========

                            Fund X and XI Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         Wells Real    Wells Real        Total
                                                           Estate        Estate         Partners'
                                                           Fund X        Fund XI        Capital
                                                        -----------    -----------    -----------
Balance, December 31, 1998                              $ 3,420,137    $ 2,476,784    $ 5,896,921
  Net income                                                252,966        183,192        436,158
  Partnership distributions                                (332,022)      (240,442)      (572,464)
                                                        -----------    -----------    -----------
Balance, December 31, 1999                                3,341,081      2,419,534      5,760,615
  Net income                                                259,034        188,159        447,193
  Partnership distributions                                (340,435)      (248,420)      (588,855)
                                                        -----------    -----------    -----------
Balance, December 31, 2000                                3,259,680      2,359,273      5,618,953
  Net income                                                251,923        182,334        434,257
  Partnership distributions                                (353,905)      (256,146)      (610,051)
                                                        -----------    -----------    -----------
Balance, December 31, 2001                              $ 3,157,698    $ 2,285,461    $ 5,443,159
                                                        ===========    ===========    ===========


                            Fund X and XI Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                            2001           2000           1999
                                                        -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                            $   434,257    $   477,193    $   436,158
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in income of joint ventures                   (434,257)      (477,193)      (436,158)
                                                        -----------    -----------    -----------
        Net cash provided by operating activities                 0              0              0
Cash flows from investing activities:
 Distributions received from joint ventures                 603,443        581,936        572,285
Cash flows from financing activities:
  Distributions to joint venture partners                  (603,443)      (581,936)      (572,285)
                                                        -----------    -----------    -----------
Net increase in cash and cash equivalents                         0              0              0
Cash and cash equivalents, beginning of year                      0              0              0
                                                        -----------    -----------    -----------
Cash and cash equivalents, end of year                  $         0    $         0    $         0
                                                        ===========    ===========    ===========

Fund X and XI Associates' investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                             2001                   2000
                                     --------------------   --------------------
                                       Amount     Percent     Amount     Percent
                                     ----------  --------   ----------   -------
Wells/Orange County Associates       $3,534,638     56%     $3,647,758      56%
Wells/Fremont Associates              1,908,521     22       1,971,195      22
                                     ----------             ----------
                                     $5,443,159             $5,618,953
                                     ==========             ==========

The following is a roll forward of Fund X and XI Associates' investment in joint ventures for the years ended December 31, 2001 and 2000:

                                                         2001            2000
                                                      -----------   -----------
   Investment in joint venture, beginning or year     $ 5,618,953   $ 5,760,615
       Equity in income of joint venture                  434,257       447,193
       Distributions from joint venture                  (610,051)     (588,855)
                                                      -----------   -----------
   Investment in joint venture, end of year           $ 5,443,159   $ 5,618,953
                                                      ===========   ===========

Wells/Orange County Associates

Following are the financial statements for Wells/Orange County Associates:

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                               2001           2000
                                                           -----------    -----------
Real estate assets, at cost:
  Land                                                     $ 2,187,501    $ 2,187,501
  Building, less accumulated depreciation of $651,780
    in 2001 and $465,216 in 2000                             4,012,335      4,198,899
                                                           -----------    -----------
              Total real estate assets                       6,199,836      6,386,400
Cash and cash equivalents                                      188,407        119,038
Accounts receivable                                             80,803         99,154
Prepaid expenses and other assets                                9,426              0
                                                           -----------    -----------
              Total assets                                 $ 6,478,472    $ 6,604,592
                                                           ===========    ===========

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                         $    11,792    $     1,000
  Partnership distributions payable                            192,042        128,227
                                                           -----------    -----------
              Total liabilities                                203,834        129,227
                                                           -----------    -----------
Partners' capital:
  Wells Operating Partnership, L.P.                          2,740,000      2,827,607
  Fund X and XI Associates                                   3,534,638      3,647,758
                                                           -----------    -----------
              Total partners' capital                        6,274,638      6,475,365
                                                           -----------    -----------
              Total liabilities and partners' capital      $ 6,478,472    $ 6,604,592
                                                           ===========    ===========

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   2001            2000           1999
                                                                -----------    -----------    -----------
Revenues:
  Rental income                                                 $   795,528    $   795,545    $   795,545
  Interest income                                                     2,409              0              0
                                                                -----------    -----------    -----------
                                                                    797,937        795,545        795,545
                                                                -----------    -----------    -----------
Expenses:
  Depreciation                                                      186,564        186,564        186,565
  Management and leasing fees                                        33,547         30,915         30,360
  Operating costs, net of reimbursements                             21,855          5,005         22,229
  Legal and accounting                                                9,800          4,100          5,439
                                                                -----------    -----------    -----------
                                                                    251,766        226,584        244,593
                                                                -----------    -----------    -----------
Net income                                                      $   546,171    $   568,961    $   550,952
                                                                ===========    ===========    ===========

Net income allocated to Wells Operating Partnership, L.P.       $   238,542    $   248,449    $   240,585
                                                                ===========    ===========    ===========

Net income allocated to Fund X and XI Associates                $   307,629    $   320,512    $   310,367
                                                                ===========    ===========    ===========

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   Wells
                                                                 Operating      Fund X          Total
                                                                Partnership,    and XI         Partners'
                                                                    L.P.       Associates      Capital
                                                                -----------    -----------    -----------
Balance, December 31, 1998                                      $ 2,958,617    $ 3,816,766    $ 6,775,383
  Net income                                                        240,585        310,367        550,952
  Partnership distributions                                        (306,090)      (394,871)      (700,961)
                                                                -----------    -----------    -----------
Balance, December 31, 1999                                        2,893,112      3,732,262      6,625,374
  Net income                                                        248,449        320,512        568,961
  Partnership distributions                                        (313,954)      (405,016)      (718,970)
                                                                -----------    -----------    -----------
Balance, December 31, 2000                                        2,827,607      3,647,758      6,475,365
  Net income                                                        238,542        307,629        546,171
  Partnership distributions                                        (326,149)      (420,749)      (746,898)
                                                                -----------    -----------    -----------
Balance, December 31, 2001                                      $ 2,740,000    $ 3,534,638    $ 6,274,638
                                                                ===========    ===========    ===========

                         Wells/Orange County Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001        2000         1999
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                      $ 546,171    $ 568,961    $ 550,952
                                                                  ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                  186,564      186,564      186,565
      Changes in assets and liabilities:
        Accounts receivable                                          18,351      (49,475)     (36,556)
        Accounts payable                                             10,792        1,000       (1,550)
        Prepaid and other expenses                                   (9,426)           0            0
                                                                  ---------    ---------    ---------
          Total adjustments                                         206,281      138,089      148,459
                                                                  ---------    ---------    ---------
           Net cash provided by operating activities                752,452      707,050      699,411
Cash flows from financing activities:
  Distributions to partners                                        (683,083)    (764,678)    (703,640)
                                                                  ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                 69,369      (57,628)      (4,229)
Cash and cash equivalents, beginning of year                        119,038      176,666      180,895
                                                                  ---------    ---------    ---------
Cash and cash equivalents, end of year                            $ 188,407    $ 119,038    $ 176,666
                                                                  =========    =========    =========

Wells/Fremont Associates

Following are the financial statements for Wells/Fremont Associates:

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                   2001            2000
                                                                ----------     ----------
Real estate assets, at cost:
  Land                                                          $2,219,251     $2,219,251
  Building, less accumulated depreciation of $999,301 in
    2001 and $713,773 in 2000                                    6,138,857      6,424,385
                                                                ----------     ----------
              Total real estate assets                           8,358,108      8,643,636
Cash and cash equivalents                                          203,750         92,564
Accounts receivable                                                133,801        126,433
                                                                ----------     ----------
              Total assets                                      $8,695,659     $8,862,633
                                                                ==========     ==========
                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                              $    1,896     $    3,016
  Due to affiliate                                                   8,030          7,586
  Partnership distributions payable                                201,854         89,549
                                                                ----------     ----------
              Total liabilities                                    211,780        100,151
                                                                ----------     ----------
Partners' capital:
  Wells Operating Partnership, L.P.                              6,575,358      6,791,287
  Fund X and XI Associates                                       1,908,521      1,971,195
                                                                ----------     ----------
              Total partners' capital                            8,483,879      8,762,482
                                                                ----------     ----------
              Total liabilities and partners' capital           $8,695,659     $8,862,633
                                                                ==========     ==========

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001          2000           1999
                                                                -----------    -----------    -----------
Revenues:
  Rental income                                                 $   902,945    $   902,946    $   902,946
  Interest income                                                     2,713              0              0
  Other income                                                        2,015              0              0
                                                                -----------    -----------    -----------
                                                                    907,673        902,946        902,946
                                                                -----------    -----------    -----------
Expenses:
  Depreciation                                                      285,528        285,527        285,526
  Management and leasing fees                                        36,267         36,787         37,355
  Operating costs, net of reimbursements                             16,585         13,199         16,006
  Legal and accounting                                                6,400          4,300          4,885
                                                                -----------    -----------    -----------
                                                                    344,780        339,813        343,772
                                                                -----------    -----------    -----------
Net income                                                      $   562,893    $   563,133    $   559,174
                                                                ===========    ===========    ===========

Net income allocated to Wells Operating Partnership, L.P.       $   436,265    $   436,452    $   433,383
                                                                ===========    ===========    ===========

Net income allocated to Fund X and XI Associates                $   126,628    $   126,681    $   125,791
                                                                ===========    ===========    ===========

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                   Wells
                                                                 Operating       Fund X         Total
                                                                Partnership,     and XI        Partners'
                                                                    L.P.        Associates     Capital
                                                                -----------    -----------    -----------
Balance, December 31, 1998                                      $ 7,166,682    $ 2,080,155    $ 9,246,837
  Net income                                                        433,383        125,791        559,174
  Partnership distributions                                        (611,855)      (177,593)      (789,448)
                                                                -----------    -----------    -----------
Balance, December 31, 1999                                        6,988,210      2,028,353      9,016,563
  Net income                                                        436,452        126,681        563,133
  Partnership distributions                                        (633,375)      (183,839)      (817,214)
                                                                -----------    -----------    -----------
Balance, December 31, 2000                                        6,791,287      1,971,195      8,762,482
  Net income                                                        436,265        126,628        562,893
  Partnership distributions                                        (652,194)      (189,302)      (841,496)
                                                                -----------    -----------    -----------
Balance, December 31, 2001                                      $ 6,575,358    $ 1,908,521    $ 8,483,879
                                                                ===========    ===========    ===========

                            Wells/Fremont Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                       2001         2000         1999
                                                                     ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                         $ 562,893    $ 563,133    $ 559,174
                                                                     ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                     285,528      285,527      285,526
      Changes in assets and liabilities:
        Accounts receivable                                             (7,368)     (33,454)     (58,237)
        Accounts payable                                                (1,120)       1,001       (1,550)
        Due to affiliate                                                   444        2,007        3,527
                                                                     ---------    ---------    ---------
          Total adjustments                                            277,484      255,081      229,266
                                                                     ---------    ---------    ---------
          Net cash provided by operating activities                    840,377      818,214      788,440
Cash flows from financing activities:
  Distributions to partners                                           (729,191)    (914,662)    (791,940)
                                                                     ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                   111,186      (96,448)      (3,500)
Cash and cash equivalents, beginning of year                            92,564      189,012      192,512
                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of year                               $ 203,750    $  92,564    $ 189,012
                                                                     =========    =========    =========

Fund XI, XII, and REIT Joint Venture

On May 1, 1999, the Partnership entered into a joint venture with Wells Fund XII and the Operating Partnership. On May 18, 1999, the joint venture purchased a 169,510-square foot, two-story manufacturing and office building, known as the EYBL CarTex Building, in Fountain Inn, South Carolina. On July 21, 1999, the joint venture purchased a 68,900-square foot, three-story office building, known as the Sprint Building, in Leawood, Kansas. On August 17, 1999, the joint venture purchased a 130,000-square foot office and warehouse building, known as the Johnson Matthey Building, in Chester County Pennsylvania. On September 20, 1999, the joint venture purchased a 62,400-square foot, two-story office building, known as the Gartner Building, in Fort Myers, Florida.

Following are the financial statements for the Fund XI, XII, and REIT Joint
Venture:

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                   2001            2000
                                                                -----------    -----------
Real estate assets, at cost:
  Land                                                          $ 5,048,797    $ 5,048,797
  Building and improvements, less accumulated depreciation
    of $2,692,116 in 2001 and $1,599,263 in 2000                 24,626,336     25,719,189
                                                                -----------    -----------
              Total real estate assets                           29,675,133     30,767,986
Cash and cash equivalents                                           775,805        541,089
Accounts receivable                                                 675,022        394,314
Prepaid assets and other expenses                                    26,486         26,486
                                                                -----------    -----------
              Total assets                                      $31,152,446    $31,729,875
                                                                ===========    ===========

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                              $   114,612    $   114,180
  Partnership distributions payable                                 757,500        453,395
                                                                -----------    -----------
              Total liabilities                                     872,112        567,575
                                                                -----------    -----------
Partners' capital:
  Wells Real Estate Fund XI                                       7,917,646      8,148,261
  Wells Real Estate Fund XII                                      5,174,703      5,325,424
  Wells Operating Partnership, L.P.                              17,187,985     17,688,615
                                                                -----------    -----------
              Total partners' capital                            30,280,334     31,162,300
                                                                -----------    -----------
              Total liabilities and partners' capital           $31,152,446    $31,729,875
                                                                ===========    ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001          2000            1999
                                                                -----------    -----------    -----------
Revenues:
  Rental income                                                 $ 3,346,227    $ 3,345,932    $ 1,443,446
  Interest income                                                    24,480          2,814              0
  Other income                                                          360            440             57
                                                                -----------    -----------    -----------
                                                                  3,371,067      3,349,186      1,443,503
                                                                -----------    -----------    -----------
Expenses:
  Depreciation                                                    1,092,853      1,092,680        506,582
  Management and leasing fees                                       156,987        157,236         59,230
  Operating costs, net of reimbursements                            (27,449)       (30,718)         4,639
  Property administration                                            65,765         36,707         15,979
  Legal and accounting                                               18,000         14,725          4,000
                                                                -----------    -----------    -----------
                                                                  1,306,156      1,270,630        590,430
                                                                -----------    -----------    -----------
Net income                                                      $ 2,064,911    $ 2,078,556    $   853,073
                                                                ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund XI               $   539,930    $   543,497    $   240,031
                                                                ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund XII              $   352,878    $   355,211    $   124,542
                                                                ===========    ===========    ===========

Net income allocated to Wells Operating Partnership, L.P.       $ 1,172,103    $ 1,179,848    $   488,500
                                                                ===========    ===========    ===========

                    The Fund XI, XII, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     Wells
                                    Wells Real     Wells Real      Operating      Total
                                      Estate         Estate       Partnership,   Partners'
                                      Fund XI       Fund XII         L.P.        Capital
                                   ------------   ------------   ------------   ------------
Balance, December 31, 1998         $          0   $          0   $          0   $          0
  Net income                            240,031        124,542        488,500        853,073
  Partnership contributions           8,470,160      5,520,835     18,376,267     32,367,262
  Partnership distributions            (344,339)      (177,743)      (703,797)    (1,225,879)
                                   ------------   ------------   ------------   ------------
Balance, December 31, 1999            8,365,852      5,467,634     18,160,970     31,994,456
  Net income                            543,497        355,211      1,179,848      2,078,556
  Partnership distributions            (761,088)      (497,421)    (1,652,203)    (2,910,712)
                                   ------------   ------------   ------------   ------------
Balance, December 31, 2000            8,148,261      5,325,424     17,688,615     31,162,300
  Net income                            539,930        352,878      1,172,103      2,064,911
  Partnership distributions            (770,545)      (503,599)    (1,672,733)    (2,946,877)
                                   ------------   ------------   ------------   ------------
Balance, December 31, 2001         $  7,917,646   $  5,174,703   $ 17,187,985   $ 30,280,334
                                   ============   ============   ============   ============


                    The Fund XI, XII, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001           2000             1999
                                                                ------------   ------------    ------------
Cash flows from operating activities:
  Net income                                                    $  2,064,911   $  2,078,556    $    853,073
                                                                ------------   ------------    ------------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation                                                 1,092,853      1,092,680         506,582
      Changes in assets and liabilities:
         Accounts receivable                                        (280,708)      (260,537)       (133,777)
         Prepaid expenses and other assets                                 0              0         (26,486)
         Accounts payable                                                432          1,723         112,457
                                                                ------------   ------------    ------------
           Total adjustments                                         812,577        833,866         458,776
                                                                ------------   ------------    ------------
           Net cash provided by operating activities               2,877,488      2,912,422       1,311,849
Cash flows from financing activities:
  Distributions to joint venture partners                         (2,642,772)    (3,137,611)       (545,571)
                                                                ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalents                 234,716       (225,189)        766,278
Cash and cash equivalents, beginning of year                         541,089        766,278               0
                                                                ------------   ------------    ------------
Cash and cash equivalents, end of year                          $    775,805   $    541,089    $    766,278
                                                                ============   ============    ============
Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture           $          0   $          0    $  1,294,686
                                                                ============   ============    ============

  Contribution of real estate assets to joint venture           $          0   $          0    $ 31,072,562
                                                                ============   ============    ============

4.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

    The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                    2001           2000            1999
                                                                ------------   ------------    -----------
Financial statement net income                                  $   870,350    $   895,989     $   630,528
Increase (decrease) in net income resulting from:
  Depreciation expense for financial reporting purposes in
    excess of amounts for income tax purposes                       230,508        139,862         135,648
  Expenses deducted for financial reporting purposes,
    capitalized for income tax purposes                                 364            475             502
  Rental income accrued for financial reporting purposes in
    excess of amounts for income tax purposes                       (62,828)       (91,551)        (62,570)
                                                                -----------    -----------     -----------
Income tax basis net income                                     $ 1,038,394    $   944,775     $   704,108
                                                                ===========    ===========     ===========

    The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                     2001           2000           1999
                                                                ------------   ------------   ------------
Financial statements partners' capital                          $ 13,301,079   $ 13,739,534   $ 14,100,063
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                        551,176        320,668        180,806
   Capitalization of syndication costs for income tax
     purposes, which are accounted for as cost of
     capital for financial reporting purposes                      2,035,389      2,035,389      2,035,389
   Accumulated rental income accrued for financial
     reporting purposes in excess of amounts for
     income tax purposes                                            (228,057)      (165,229)       (73,678)
   Accumulated expenses deducted for financial
     reporting purposes, capitalized for income tax
     purposes                                                          1,688          1,324            849
   Partnership's distributions payable                               328,150        326,952        275,737
                                                                ------------   ------------   ------------
Income tax basis partners' capital                              $ 15,989,425   $ 16,258,638   $ 16,519,166
                                                                ============   ============   ============

5.  RENTAL INCOME

    The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

               Year ended December 31:
                     2002                       $ 1,465,847
                     2003                         1,456,532
                     2004                         1,297,358
                     2005                         1,133,206
                     2006                         1,139,365
                  Thereafter                        954,745
                                                -----------
                                                $ 7,447,053
                                                ===========

    Four tenants contributed 17%, 14%, 14%, and 14% of rental income. In addition, four tenants will contribute 21%, 19%, 17%, and 13% of future minimum rental income.

    The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

               Year ended December 31:
                     2002                       $ 3,648,769
                     2003                         3,617,432
                     2004                         3,498,472
                     2005                         2,482,815
                     2006                         2,383,190
                  Thereafter                      3,053,321
                                                -----------
                                                $18,683,999
                                                ===========

    Four tenants contributed 26%, 23%, 13%, and 13% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute 38%, 21%, 20%, and 17% of future minimum rental income.

    The future minimum rental income due Wells/Orange County Associates under noncancelable operating leases at December 31, 2001 is as follows:

               Year ended December 31:
                     2002                       $   834,888
                     2003                           695,740
                     2004                                 0
                     2005                                 0
                     2006                                 0
                  Thereafter                              0
                                                -----------
                                                $ 1,530,628
                                                ===========

    One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

    The future minimum rental income due Wells/Fremont Associates under noncancelable operating leases at December 31, 2001 is as follows:

               Year ended December 31:
                     2002                       $   922,444
                     2003                           950,118
                     2004                           894,832
                     2005                                 0
                     2006                                 0
                  Thereafter                              0
                                                -----------
                                                $ 2,767,394
                                                ===========

    One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

    The future minimum rental income due from Fund XI, XII, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

               Year ended December 31:
                     2002                       $ 3,277,512
                     2003                         3,367,510
                     2004                         3,445,193
                     2005                         3,495,155
                     2006                         3,552,724
                  Thereafter                      2,616,855
                                                -----------
                                                $19,754,949
                                                ===========

    Four tenants contributed approximately 30%, 28%, 24%, and 18% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 30%, 27%, 25%, and 18% of future minimum rental income.

6.  QUARTERLY RESULTS (UNAUDITED)

    Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                    2001 Quarters Ended
                                                 --------------------------------------------------------
                                                  March 31        June 30     September 30    December 31
                                                 -----------    -----------   ------------    -----------
Revenues                                         $   237,855    $   239,787    $   244,260    $   238,774
Net income                                           216,980        211,567        223,695        218,108
Net income allocated to Class A limited
  partners                                           339,634        334,218        352,822        335,154
Net loss allocated to Class B limited
  partners                                          (122,654)      (122,651)      (129,127)      (117,046)
Net income per weighted average Class A
  limited partner unit outstanding               $      0.25    $      0.25    $      0.26    $      0.25
Net loss per weighted average Class B
  limited partner unit outstanding (a)                 (0.39)         (0.39)         (0.41)         (0.38)
Distribution per weighted average Class A
  limited partner unit outstanding                      0.24           0.24           0.24           0.26

         (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year

                                                                    2000 Quarters Ended
                                                 --------------------------------------------------------
                                                  March 31        June 30     September 30    December 31
                                                 -----------    -----------   ------------    -----------
Revenues                                         $   237,447    $   241,195    $   250,198    $   247,010
Net income                                           212,249        217,494        236,236        230,010
Net income allocated to Class A limited
  partners                                           334,569        340,881        365,268        340,829
Net loss allocated to Class B limited
  partners                                          (122,320)      (123,387)      (129,032)      (110,819)
Net income per weighted average Class A
  limited partner unit outstanding (a)           $      0.25    $      0.25    $      0.27    $      0.25
Net loss per weighted average Class B
  limited partner unit outstanding (a)                 (0.39)         (0.39)         (0.41)         (0.35)
Distribution per weighted average Class A
  limited partner unit outstanding                      0.23           0.23           0.24           0.24

         (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

7.  COMMITMENTS AND CONTINGENCIES

    Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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