Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND XI L P
filed 2002-08-14
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-25731

WELLS REAL ESTATE FUND XI, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2250094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

WELLS REAL ESTATE FUND XI, L.P.
(A Georgia Public Limited Partnership)

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund XI (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND XI, L.P.
(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Investments in joint ventures (Note 2)	$13,068,529	$13,276,778
Cash and cash equivalents	12,983	17,542
Due from affiliates	345,157	348,632
Accounts receivable	9,326	1,278

Total assets	$13,435,995	$13,664,230

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates	$35,000	$15,000
Partnership distributions payable	322,705	328,151

Total liabilities	357,705	343,151

Partners’ capital:
Limited partners:
Class A—1,358,756 units and 1,346,256 units outstanding as of June 30, 2002 and December 31, 2001, respectively	12,106,369	12,070,817
Class B—294,524 units and 307,024 units outstanding as of June 30, 2002 and December 31, 2001, respectively	971,921	1,230,262

Total partners’ capital	13,078,290	13,301,079

Total liabilities and partners’ capital	$13,435,995	$13,644,230

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND XI, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$243,725	$239,787	$466,253	$476,007
Interest income	0	0	628	1,635

	243,725	239,787	466,881	477,642

EXPENSES:
Partnership administration	19,850	19,833	33,338	29,728
Legal and accounting	3,335	4,080	11,621	13,860
Computer costs	1,634	4,307	3,457	5,508

	24,819	28,220	48,416	49,096

NET INCOME	$218,906	$211,567	$418,465	$428,546

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$351,250	$334,218	$673,528	$673,851

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(132,344)	$(122,651)	$(255,063)	$(245,305)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.26	$0.25	$0.50	$0.50

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.45)	$(0.39)	$(0.84)	$(0.79)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.24	$0.24	$0.48	$0.49

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XI, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2000	1,341,356	$11,993,987	311,924	$1,745,547	$13,739,534
Net income (loss)	0	1,361,828	0	(491,478)	870,350
Partnership distributions	0	(1,308,805)	0	0	(1,308,805)
Class B conversions	4,900	23,807	(4,900)	(23,807)	0

BALANCE, December 31, 2001	1,346,256	12,070,817	307,024	1,230,262	13,301,079
Net income (loss)	0	673,528	0	(255,063)	418,465
Partnership distributions	0	(641,254)	0	0	(641,254)
Class B conversions	12,500	3,278	(12,500)	(3,278)	0

BALANCE, June 30, 2002 (unaudited)	1,358,756	$12,106,369	294,524	$971,921	$13,078,290

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XI, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$418,465	$428,546
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of joint venture	(466,253)	(476,007)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	(12,621)
Accounts receivable	(8,048)	(486)
Due to affiliates	20,000	0

Net cash used in operating activities	(35,836)	(60,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	677,977	679,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(646,700)	(653,918)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,559)	(34,687)
CASH AND CASH EQUIVALENTS, beginning of year	17,542	77,460

CASH AND CASH EQUIVALENTS, end of period	$12,983	$42,773

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XI, L.P.
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time approximately 1,302,942 and 350,338 units had been sold to 1,250 and 95 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $16,532,802. As of June 30, 2002, the Partnership had paid a total of $578,648 in acquisition and advisory fees and acquisition expenses and $2,066,600 in selling commissions and organization and offering expenses and invested $3,357,436 in Fund IX-X-XI-REIT Associates, $2,398,767 in Fund X-XI Associates, and $8,131,351 in Fund XI-XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following 11 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund IX-X-XI-REIT Associates	—Wells Real Estate Fund IX, L.P. —Wells Real Estate Fund X, L.P. —Wells Real Estate Fund XI, L.P. —Wells Operating Partnership, L.P.*
1.    Alstom Power-Knoxville Building
A three-story office building located in Knoxville, Tennessee
2.    360 Interlocken Building
A three-story office building located in Boulder County, Colorado
3.    Avaya Building
A one-story office building located in Oklahoma City, Oklahoma
4.    Iomega Building
A single-story warehouse and office building located in Ogden, Weber County, Utah
5.    Ohmeda Building
A two-story office building located in Louisville, Boulder County, Colorado

Fund X-XI Associates-Orange County	—Wells Real Estate Fund X, L.P. —Wells Real Estate Fund XI, L.P.	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Fund X-XI Associates-Freemont	—Wells Real Estate Fund X, L.P. —Wells Real Estate Fund XI, L.P.	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

Fund XI-XII-REIT Associates	—Wells Real Estate Fund XI, L.P. —Wells Real Estate Fund XII, L.P. —Wells Operating Partnership, L.P.*
8.    Eybl Cartex Building
A two-story manufacturing and office building located in Fountain Inn, South Carolina
9.    Sprint  Building
A three-story office building located in Leadwood, Johnson County, Kansas
10.  Johnson Matthey Building
A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania
11.  Gartner Building
A two-story office building located in Ft. Myers, Lee County, Florida

*
Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c)  Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)  Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in 11 properties as of June 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b)  Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Associates	$1,158,847	$1,087,746	$619,173	$734,418	$54,741	$64,930
Fund X-XI Associates-Orange County	200,022	198,881	140,206	131,374	33,163	30,912
Fund X-XI Associates-Fremont	227,782	225,178	140,944	135,990	13,312	13,216
Fund XI-XII-REIT Associates	877,713	847,857	545,009	499,960	142,509	130,729

	$2,464,364	$2,359,662	$1,445,332	$1,501,742	$243,725	$239,787

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Associates	$2,235,149	$2,181,096	$1,173,441	$1,372,853	$103,744	$121,374
Fund X-XI Associates-Orange County	399,283	398,468	269,956	265,127	63,852	62,384
Fund X-XI Associates-Fremont	453,224	450,356	276,892	278,602	26,153	27,048
Fund XI-XII-REIT Associates	1,717,083	1,689,371	1,042,158	1,014,237	272,504	265,201

	$4,804,739	$4,719,291	$2,762,447	$2,930,819	$446,253	$476,007

Item 2.     Management’s Discussion and Analysis of Financial Conditions and Results of Operation

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

(b)  Results of Operations

Gross Revenues

Gross revenues decreased to $466,881 for the six months ended June 30, 2002 from $477,642 for the six months ended June 30, 2001 primarily due to (i) a decrease in common area maintenance adjustments recorded in the second quarter of 2002 related to 2001 reimbursements billing to tenants at the 360 Interlocken Building and the Alstom Power-Knoxville Building (tenants are billed for common area maintenance reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year), (ii) reduced interest income for all joint ventures due to the general decline in interest rates, (iii) increased tax expenses for the Gartner Building resulting from the Florida state sales tax audit conducted in 2001, partially offset by increased rental renewal rates at the 360 Interlocken Building.

Expenses

Expenses remained relatively stable at $48,416 for the six months ended June 30, 2002 compared to $49,096 for the six months ended June 30, 2001.

As a result, net income decreased to $418,465 for the six months ended June 30, 2002 from $428,546 for the same period in 2001.

Distributions

The Partnership declared cash distributions of investment income to limited partners holding Class A units of $0.48 and $0.49 per unit for each of the six months ended June 30, 2002 and 2001, respectively. The General Partners anticipate that distributions per unit to limited partners holding Class A units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were declared to limited partners holding Class B units.

(c)  Liquidity and Capital Resources

Net cash used in operating activities decreased to $35,836 for the six months ended June 30, 2002 from $60,568 for the six months ended June 30, 2001 primarily as a result of borrowing $20,000 from Fund XI-XII-REIT Associates, an affiliated Wells entity, during the second quarter of 2002 in order to fund expenses at partnership level. The Partnership anticipates repaying these funds in full during the third and fourth quarters of 2002. Net cash provided by investing activities decreased slightly to $677,977 for the six months ended June 30, 2002 from $679,799 for the six months ended June 30, 2001. Net cash used in financing activities decreased to $646,700 for the six months ended June 30, 2002 from $653,918 for the six months ended June 30, 2001 primarily due to the decrease in cash generated from joint ventures during the first quarter of 2002 as compared to the same period in 2001; the Partnership receives distributions based on the cash flows generated from joint ventures during the respective immediately preceding quarterly accounting periods.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that cash distributions to limited partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known material improvements or renovations to the properties expected to be funded from cash flows from operations.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of the tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership’s exposure to increases in costs and operating expenses resulting from inflation. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e)  Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below.

For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.     OTHER INFORMATION

Item 6 (B.)

During the second quarter of 2002, the Registrant filed a current report on form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

Dated: August 12, 2002	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner, and as President of Wells Capital, Inc., the General Partner of Wells Partners, L.P

Dated: August 12, 2002	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002