Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND XI L P
filed 2002-11-13
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-25731

WELLS REAL ESTATE FUND XI, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2250094 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

_____________________________________________________________
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

             Yes ☒         No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	18

Exhibit 99.1 — Certification of Chief Executive Officer	19

Exhibit 99.2 — Certification of Chief Financial Officer	20

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$12,847,969	$13,261,778
Cash and cash equivalents	9,085	17,542
Due from affiliates	423,085	348,632
Accounts receivable	4,470	1,278

Total assets	$13,284,609	$13,629,230

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$325,079	$328,151

Partners’ capital:
Limited partners:
Class A—1,368,756 units and 1,346,256 units outstanding as of September 30, 2002 and December 31, 2001, respectively	12,143,288	12,070,817
Class B—284,524 units and 307,024 units outstanding as of September 30, 2002 and December 31, 2001, respectively	816,242	1,230,262

Total partners’ capital	12,959,530	13,301,079

Total liabilities and partners’ capital	$13,284,609	$13,629,230

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$222,525	$244,260	$688,778	$720,266
Interest income	477	0	1,105	1,045

	223,002	244,260	689,883	721,311

EXPENSES:
Partnership administration	14,280	16,128	47,617	45,267
Legal and accounting	680	1,440	12,302	15,300
Computer costs	1,723	2,997	5,180	8,503

	16,683	20,565	65,099	69,070

NET INCOME	$206,319	$223,695	$624,784	$652,241

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$320,339	$352,822	$993,866	$1,026,673

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(114,020)	$(129,127)	$(369,082)	$(374,432)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.23	$0.26	$0.73	$0.77

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.40)	$(0.41)	$(1.24)	$(1.20)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.24	$0.24	$0.71	$0.73

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amounts	Units	Amounts	Total Partners’ Capital

BALANCE, December 31, 2000	1,341,356	$11,993,987	311,924	$1,745,547	$13,739,534

Net income (loss)	0	1,361,828	0	(491,478)	870,350
Partnership distributions	0	(1,308,805)	0	0	(1,308,805)
Class A conversions	(1,100)	(9,836)	1,100	9,836	0
Class B conversions	6,000	33,643	(6,000)	(33,643)	0

BALANCE, December 31, 2001	1,346,256	12,070,817	307,024	1,230,262	13,301,079

Net income (loss)	0	993,866	0	(369,082)	624,784
Partnership distributions	0	(966,333)	0	0	(966,333)
Class A conversions	(10,000)	(89,662)	10,000	89,662	0
Class B conversions	32,500	134,600	(32,500)	(134,600)	0

BALANCE, September 30, 2002 (unaudited)	1,368,756	$12,143,288	284,524	$816,242	$12,959,530

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$624,784	$652,241
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(688,778)	(720,266)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	(6,448)
Accounts payable	(3,192)	12,012
Due to affiliates	5,000	(438)

Net cash used in operating activities	(62,186)	(62,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	1,023,134	1,024,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to partners from accumulated earnings	(969,405)	(980,669)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,457)	(19,147)

CASH AND CASH EQUIVALENTS, beginning of year	17,542	77,460

CASH AND CASH EQUIVALENTS, end of period	$9,085	$58,313

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time approximately 1,302,942 and 350,338 units had been sold to 1,250 and 95 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $16,532,802. As of September 30, 2002, the Partnership had paid a total of $578,648 in acquisition and advisory fees and acquisition expenses and $2,066,600 in selling commissions and organization and offering expenses and invested $3,357,436 in Fund IX-X-XI-REIT Associates, $2,398,767 in Fund X-XI Associates, and $8,131,351 in Fund XI-XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following 11 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners		Properties

Fund IX-X-XI-REIT Associates	- Wells Real Estate Fund IX, L.P. - Wells Real Estate Fund X, L.P. - Wells Real Estate Fund XI, L.P.	1.	Alstom Power-Knoxville Building A three-story office building located in Knoxville, Tennessee
	- Wells Operating Partnership, L.P.*	2.	360 Interlocken Building A three-story office building located in Boulder County, Colorado
		3.	Avaya Building A one-story office building located in Oklahoma City, Oklahoma
		4.	Iomega Building A single-story warehouse and office building located in Ogden, Weber County, Utah
		5.	Ohmeda Building A two-story office building located in Louisville, Boulder County, Colorado

Fund X-XI Associates - Orange County	- Wells Real Estate Fund X, L.P. - Wells Real Estate Fund XI, L.P.	6.	Cort Building A one-story office and warehouse building located in Fountain Valley, California

Fund X-XI Associates - Freemont	- Wells Real Estate Fund X, L.P. - Wells Real Estate Fund XI, L.P.	7.	Fairchild Building A two-story warehouse and office building located in Fremont, California

Fund XI-XII-REIT Associates	- Wells Real Estate Fund XI, L.P. - Wells Real Estate Fund XII, L.P. - Wells Operating Partnership, L.P.*	8.	Eybl Cartex Building A two-story manufacturing and office building located in Fountain Inn, South Carolina
		9.	Sprint Building A three-story office building located in Leadwood, Johnson County, Kansas
		10.	Johnson Matthey Building A one-story office building and warehouse located in Tredyffin Township, Chester County, Pennsylvania
		11.	Gartner Building A two-story office building located in Ft. Myers, Lee County, Florida

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

         (d)      Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

         (e)      Reclassifications

Certain prior year amounts have been reclassified to conform with the current period financial statement presentation.

2.      INVESTMENTS IN JOINT VENTURES

         (a)      Basis of Presentation

The Partnership owned interests in 11 properties as of September 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

         (b)      Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IX-X-XI-REIT Associates	$1,086,942	$1,082,768	$573,657	$669,906	$50,680	$59,226
Fund X-XI Associates - Orange County	199,203	203,812	134,828	149,477	31,891	35,642
Fund X-XI Associates - Fremont	226,188	227,050	142,438	142,087	13,453	13,421
Fund XI-XII-REIT Associates	837,893	843,962	483,789	520,011	126,501	135,971

	$2,350,226	$2,357,592	$1,334,712	$1,481,481	$222,525	$244,260

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IX-X-XI-REIT Associates	$3,322,091	$3,263,864	$1,747,098	$2,042,759	$154,424	$180,600
Fund X-XI Associates - Orange County	598,487	602,280	404,784	414,603	95,743	98,758
Fund X-XI Associates - Fremont	679,413	677,406	419,329	420,689	39,606	39,736
Fund XI-XII-REIT Associates	2,530,767	2,533,153	1,525,947	1,534,247	399,005	401,172

	$7,130,758	$7,076,703	$4,097,158	$4,412,298	$688,778	$720,266

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

         (a)      Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

         (b)      Results of Operations

Gross Revenues
Gross revenues decreased to $689,883 for the nine months ended September 30, 2002 from $721,311 for the nine months ended September 30, 2001 primarily due to (i) a decrease in operating cost reimbursement billings to tenants at the 360 Interlocken Building, Alstom Power-Knoxville Building, and Iomega Building, (ii) an increase in property insurance expenses for the Cort Building during 2002, (iii) late fees charged to a tenant of the Eybl Cartex Building during the third quarter of 2001, (iv) an increase in sales tax expenses for the Gartner Building resulting from the Florida State sales tax audit conducted in 2001, (v) reduced interest income due to lower average cash balances and a general decline in interest rates during 2002, and (vi) uncollectible receivables due from tenants at the Gartner Building that were written-off during the third quarter of 2002, partially offset by (vii) tenant renewals at the 360 Interlocken Building resulting in higher rental rates in 2002. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

Expenses
Expenses decreased to $65,099 for the nine months ended September 30, 2002 from $69,070 for the nine months ended September 30, 2001 due to a decrease in accounting fees and computer costs.

As a result, net income decreased to $624,784 for the nine months ended September 30, 2002 from $652,241 for the same period in 2001.

Distributions
Distributions made to the limited partners holding Class A units decreased to $0.73 per unit, with respect to the nine months ended September 30, 2002, from $0.71 for the same period in 2001, primarily as a result of funding leasing costs and tenant improvements for the re-leasing of space at the 360 Interlocken Building in the second quarter of 2002. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions are likely to continue at a level comparable with that provided for the nine months ended September 30, 2002.

         (c)      Liquidity and Capital Resources

Net cash used in operating activities remained stable at $62,186 for the nine months ended September 30, 2002 compared to $62,899 for the nine months ended September 30, 2001. Net cash provided by investing activities decreased slightly to $1,023,134 for the nine months ended September 30, 2002 from $1,024,421 for the nine months ended September 30, 2001. Net cash used in financing activities decreased to $969,405 for the nine months ended September 30, 2002 from $980,669 for the nine months ended September 30, 2001 primarily due to the decrease in cash generated from joint ventures in 2002 as compared to the same period in 2001.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General

Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)
By:	WELLS PARTNERS, LP
(General Partner)

By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2002	/s/	LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/	DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partners:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit No	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002