Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND XI L P
filed 2003-05-09
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission file number 0-25731

WELLS REAL ESTATE FUND XI, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2250094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

FORM 10-Q

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$12,580,413	$12,706,842
Cash and cash equivalents	59,909	91,099
Due from joint ventures	308,952	282,887
Accounts receivable	0	732

Total assets	$12,949,274	$13,081,560

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$12,002	$0
Partnership distributions payable	276,041	308,610

Total liabilities	288,043	308,610

Partners’ capital:
Limited partners:
Class A—1,380,206 units and 1,371,606 units outstanding as of March 31, 2003 and December 31, 2002, respectively	12,123,432	12,091,903
Class B—273,074 units and 281,674 units outstanding as of March 31, 2003 and December 31, 2002, respectively	537,799	681,047

Total partners’ capital	12,661,231	12,722,950

Total liabilities and partners’ capital	$12,949,274	$13,081,560

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures	$186,047	$222,528
Interest income	262	628

	186,309	223,156

EXPENSES:
Partnership administration	16,630	13,487
Accounting and legal	4,007	8,286
Other general and administrative	1,350	1,824

	21,987	23,597

NET INCOME	$164,322	$199,559

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$286,776	$322,278

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(122,454)	$(122,719)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.21	$0.24

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.45)	$(0.39)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.20	$0.24

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,380,206	1,341,256

CLASS B	273,074	312,024

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	1,346,256	$12,070,817	307,024	$1,230,262	$13,301,079
Net income (loss)	0	1,239,219	0	(492,404)	746,815
Partnership distributions	0	(1,274,944)	0	0	(1,274,944)
Class B conversions	25,350	56,811	(25,350)	(56,811)	0

BALANCE, December 31, 2002	1,371,606	12,091,903	281,674	681,047	12,772,950
Net income (loss)	0	286,776	0	(122,454)	164,322
Partnership distributions	0	(276,041)	0	0	(276,041)
Class B conversions	8,600	20,794	(8,600)	(20,794)	0

BALANCE, March 31, 2003 (unaudited)	1,380,206	$12,123,432	273,074	$537,799	$12,661,231

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,322	$199,559
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(186,047)	(222,528)
Changes in assets and liabilities:
Accounts payable	12,002	0
Accounts receivable	732	231

Net cash used in operating activities	(8,991)	(22,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	286,411	348,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(308,610)	(328,152)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,190)	(2,258)

CASH AND CASH EQUIVALENTS, beginning of period	91,099	17,542

CASH AND CASH EQUIVALENTS, end of period	$59,909	$15,284

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$308,952	$329,346

Partnership distributions payable	$276,041	$318,548

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated their units as Class A units or Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time approximately 1,302,942 and 350,338 units had been sold to 1,250 and 95 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $16,532,802. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. As of March 31, 2003, the Partnership had paid a total of $578,648 in acquisition and advisory fees and acquisition expenses and $2,066,600 in selling commissions and organization and offering expenses and invested $3,357,436 in Fund IX-X-XI-REIT Associates, $2,398,767 in Fund X-XI Associates, and $8,131,351 in Fund XI-XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following 11 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*

  1. Alstom Power-Knoxville
      Building

A three-story office building located in Knoxville, Tennessee

  2. 360 Interlocken Building

A three-story office building located in Boulder County, Colorado

  3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

  4. Iomega Building

A single-story warehouse and office building located in Ogden, Weber County, Utah

  5. Ohmeda Building

A two-story office building located in Louisville, Boulder County, Colorado

Wells/Orange County Associates (“Fund X-XI Associates—Orange County”)	— Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P.	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI Associates—Freemont”)	— Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P.	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

The Wells Fund XI—Fund XII—REIT Joint Venture (“Fund XI-XII-REIT Associates”)	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

  8. Eybl Cartex Building

A two-story manufacturing and office building located in Fountain Inn, South Carolina

  9. Sprint Building

A three-story office building located in Leawood, Johnson County, Kansas

10. Johnson Matthey Building

A two-story office building and warehouse located in Wayne, Chester County, Pennsylvania

11. Gartner Building

A two-story office building located in Ft. Myers, Lee County, Florida

*	Wells Operating Partnership, L.P (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distributions of Net Cash From Operations

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

(e) Distribution of Sales Proceeds

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

(a) Basis of Presentation

The Partnership owned interests in eleven properties as of March 31, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively.

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund IX-X-XI-REIT Associates	$1,321,816	$1,384,155	$454,738	$554,268	$39,965	$49,003
Fund X-XI Associates—Orange County	201,423	212,387	117,535	129,750	27,800	30,534
Fund X-XI Associates—Freemont	225,938	225,443	131,031	135,948	10,667	12,996
Fund XI-XII-REIT Associates	814,833	861,033	411,562	497,149	107,615	129,995

	$2,564,010	$2,683,018	$1,114,866	$1,317,115	$186,047	$222,528

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc., (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $131,850 and $120,833, respectively.

Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $11,116 and $9,462, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $186,309 for the three months ended March 31, 2003 from $223,156 for the three months ended March 31, 2002, primarily due to the corresponding decrease in equity in income of joint ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to (i) the vacancy of the EYBL CartTex Building beginning in November 2002, and (ii) decreased occupancy at the 360 Interlocken Building, offset by a property tax refund received from the tax authority for the EYBL CarTex Building in 2003.

The sole tenant of the EYBL CarTex Building vacated the premises in November 2002, ceased making rental payments in December 2002 and dissolved as a corporation with the Secretary of State of South Carolina effective December 31, 2002. Until the EYBL CarTex Building is released, the net income of Fund XI-XII-REIT Associates is anticipated to remain at a level comparable with the first quarter of 2003, thereby lowering gross revenues allocable to the Partnership with respect to its interest in this joint venture in 2003, as compared to 2002.

Expenses of Joint Ventures

The expenses of the Joint Ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to an increases in (i) administrative salaries incurred in connection with evaluating various strategical operating scenarios for the period following the expiration of the Cort lease in October 2003, (ii) operating and maintenance costs for the EYBL CarTex Building as a result of the vacancy described above; EYBL CarTex is obligated under a triple-net lease, whereby the tenant was responsible for paying all building and common area maintenance costs directly, and (iii) accounting and legal fees incurred in connection with changing independent auditors in 2002, offset by (iv) the recovery of receivables due from Gartner for property tax expense reimbursements in 2003, which were reserved in 2002.

Expenses

Expenses of the Partnership remained relatively stable at $21,987 for the three months ended March 31, 2003 as compared to $23,597 for the three months ended March 31, 2002.

As a result, net income of the Partnership was $164,322 and $199,559 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(8,991) and $(22,738) for the three months ended March 31, 2003 and 2002, respectively. The 2003 reduction in operating cash flows used, as compared to 2002, resulted primarily due to: (i) incurring additional administrative salaries, and (ii) accruing additional state withholding taxes, which are paid during the second quarter of each year.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $286,411 for the three months ended March 31, 2003, as compared to $348,632 for the three months ended March 31, 2002. The 2003 decrease from 2002 is largely due to the decline in distributions received from joint ventures, primarily from Fund XI-XII-REIT Associates as a result of the vacancy of the EYBL CarTex Building discussed above.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(308,610) and $(328,152) for the three months ended March 31, 2003 and 2002, respectively. The 2003 reduction in financing cash flows used, as compared to 2002, resulted primarily from the decline in distributions paid to partners holding Class A units as a result of receiving less operating cash from joint ventures for the reasons aforementioned.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.20 per unit, $0.24 per unit for the three moths ended March 31, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from joint ventures. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No cash distributions were made to Limited Partners holding Class B Units.

The cash flows generated from the Partnership’s interest in joint ventures and, accordingly, distributions to limited partners holding Cash Preferred units are anticipated to decline until the EYBL CarTex building is re-leased to one or more suitable replacement tenants. There can be no assurance when any such suitable replacement tenant or tenants will be located or at what rental rates this building will be re-leased. During 2002, EYBL CarTex generated cash flows of approximately $380,000, of which approximately $100,000 was attributable to the Partnership.

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

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the general partners of Wells Partners, L.P. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a–14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.     OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 9, 2003	By:	/s/ LEO F. WELLS, III
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

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002