Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND XI L P
filed 2003-08-08
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$12,448,917	$12,706,842
Due from Joint Ventures	281,291	282,887
Cash and cash equivalents	51,346	91,099
Accounts receivable	0	732

Total assets	$12,781,554	$13,081,560

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$224,446	308,610
Accounts payable	2,077	0

Total liabilities	226,523	308,610

Partners’ capital:
Limited partners:
Class A—1,381,206 and 1,371,606 units outstanding as of June 30, 2003 and December 31, 2002, respectively	12,138,369	12,091,903
Class B—272,074 and 281,674 units outstanding as of June 30, 2003 and December 31, 2002, respectively	416,662	681,047

Total partners’ capital	12,555,031	12,772,950

Total liabilities and partners’ capital	$12,781,554	$13,081,560

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$156,290	$243,725	$342,337	$466,253
Other income	0	0	260	628

	156,290	243,725	342,597	466,881

EXPENSES:
Partnership administration	26,062	19,850	42,689	33,338
Legal and accounting	4,286	3,335	8,293	11,621
Other general and administrative	7,696	1,634	9,046	3,457

	38,044	24,819	60,028	48,416

NET INCOME	$118,246	$218,906	$282,569	$418,465

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$236,966	$351,250	$523,742	$673,528

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(118,720)	$(132,344)	$(241,173)	$(255,063)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.17	$0.26	$0.38	$0.50

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.44)	$(0.45)	$(0.88)	$(0.84)

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.16	$0.24	$0.36	$0.48

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,381,206	1,358,756	1,380,706	1,350,006

CLASS B	272,074	294,524	272,574	303,274

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	1,346,256	$12,070,817	307,024	$1,230,262	$13,301,079
Net income (loss)	0	1,239,219	0	(492,404)	746,815
Partnership distributions	0	(1,274,944)	0	0	(1,274,944)
Class B conversions	25,350	56,811	(25,350)	(56,811)	0

BALANCE, December 31, 2002	1,371,606	12,091,903	281,674	681,047	12,772,950
Net income (loss)	0	523,742	0	(241,173)	282,569
Partnership distributions	0	(500,488)	0	0	(500,488)
Class B conversions	9,600	23,212	(9,600)	(23,212)	0

BALANCE, June 30, 2003 (unaudited)	1,381,206	$12,138,369	272,074	$416,662	$12,555,031

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$282,569	$418,465
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(342,337)	(466,253)
Changes in assets and liabilities:
Accounts payable	2,077	20,000
Accounts receivable	732	(8,048)

Net cash used in operating activities	(56,959)	(35,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	601,858	677,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(584,652)	(646,700)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,753)	(4,559)

CASH AND CASH EQUIVALENTS, beginning of period	91,099	17,542

CASH AND CASH EQUIVALENTS, end of period	$51,346	$12,983

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$281,291	$345,157

Partnership distributions payable	$224,446	$322,705

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated their units as Class A units or Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a General Partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time approximately 1,302,942 and 350,338 units had been sold to 1,250 and 95 Class A and Class B Limited Partners, respectively, for total limited partner Capital Contributions of $16,532,802. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. As of June 30, 2003, the Partnership had paid a total of $578,648 in acquisition and advisory fees and acquisition expenses and $2,066,600 in selling commissions and organization and offering expenses and invested $3,357,436 in Fund IX-X-XI-REIT Associates, $2,398,767 in Fund X-XI Associates, and $8,131,351 in Fund XI-XII-REIT Associates.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following 11 properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

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

2. 360 Interlocken Building
A three-story office building located in Boulder County, Colorado

3. Avaya Building
A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building
A single-story warehouse and office building located in Ogden, Weber County, Utah

5. Ohmeda Building
A two-story office building located in Louisville, Boulder County, Colorado

Wells/Orange County Associates (“Fund X-XI Associates—Orange County”)	— Fund X and Fund XI Associates** — Wells Operating Partnership, L.P.*	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI Associates— Freemont”)	— Fund X and Fund XI Associates** — Wells Operating Partnership, L.P.*	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

8. Eybl Cartex Building

A two-story manufacturing and office building located in Fountain Inn, South Carolina

9. Sprint Building

A three-story office building located in Leawood, Johnson County, Kansas

10. Johnson Matthey Building

A two-story office building and warehouse located in Wayne, Chester County, Pennsylvania

11. Gartner Building

A two-story office building located in Ft. Myers, Lee County, Florida

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

**	Wells Fund X and Fund XI Associates (“Fund X-XI Associates”) is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(a)  Basis of Presentation

The Partnership owned interests in eleven properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IX-X-XI-REIT Associates	$1,320,502		$1,440,053		$482,970	$619,173	$42,446	$54,741
Fund X-XI Associates	112,782	*	110,688	*	112,782	110,688	47,355	46,475
Fund XI-XII-REIT Associates	716,841		884,655		254,280	545,009	66,489	142,509

	$2,150,125		$2,435,396	(1)	$850,032	$1,274,870	$156,290	$243,725

*	The Partnership’s share of income earned from its investment in Fund X-XI Associates-Orange County and Fund X-XI Associates-Fremont is recorded by Fund X-XI Associates as equity in income of Joint Ventures, which is classified as revenue.

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IX-X-XI-REIT Associates	$2,642,318		$2,824,208		$937,708	$1,173,441	$82,411	$103,744
Fund X-XI Associates	208,470	*	214,363	*	204,397	214,363	85,822	90,005
Fund XI-XII-REIT Associates	1,531,674		1,745,688		665,841	1,042,158	174,104	272,504

	$4,382,462		$4,784,259	(2)	$1,807,946	$2,429,962	$342,337	$466,253

(1)	Amounts have been restated to reflect tenant reimbursements of $297,432 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $640,074 as revenues for the six months ended June 30, 2002, which has no impact on net income.

The following information summarizes the operations of the Joint Ventures in which the Partnership held an interest through its interest in Fund X-XI Associates for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues		Net Income		Fund X-XI Associates’* Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund X-XI Associates—Orange County	$200,810	$209,306	$142,885	$140,206	$80,491	$78,981
Fund X-XI Associates—Fremont	225,669	227,782	143,543	140,944	32,291	31,707

	$426,479	$437,088	$286,428	$281,150	$112,782	$110,688

	Total Revenues		Net Income		Fund X-XI Associates’* Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund X-XI Associates—Orange County	$402,233	$421,693	$260,419	$269,956	$146,702	$152,074
Fund X-XI Associates—Fremont	451,607	453,224	274,574	276,892	61,768	62,289

	$853,840	$874,917	$534,993	$546,848	$208,470	$214,363

*	The Partnership’s share of income earned from its investment in Fund X-XI Associates-Orange County and Fund X-XI Associates-Fremont is recorded by Fund X-XI Associates as equity in income of Joint Ventures, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $122,968 and $129,470 for the three months ended June 30, 2003 and 2002, respectively, and $254,819 and $250,304 for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, performs certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $11,579 and $10,461 for the three months ended June 30, 2003, respectively, and $22,695 and $19,923 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services. The Joint Ventures reimbursed $59,585 and $42,209 for the three months ended June 30, 2003 and 2002, respectively, and $129,146 and $90,203 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

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

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $156,290 for the three months ended June 30, 2003 from $243,725 for the three months ended June 30, 2002, and $342,597 for the six months ended June 30, 2003 from $466,881 for the six months ended June 30, 2002, primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to: (i) the vacancy of the EYBL CartTex Building beginning in November 2002, and (ii) the decline in occupancy of the 360 Interlocken Building.

The sole tenant of the EYBL CarTex Building vacated the premises in November 2002, ceased making rental payments in December 2002 and dissolved as a corporation with the Secretary of State of South Carolina effective December 31, 2002. Until the EYBL CarTex Building is re-leased, the net income of Fund XI-XII-REIT Associates is anticipated to remain at a level comparable with the second quarter of 2003, thereby lowering gross revenues allocable to the Partnership with respect to its interest in this joint venture in 2003, as compared to 2002.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to increases in: (i) administrative salaries incurred in connection with evaluating various strategical operating scenarios for the Cort Building, (ii) operating and maintenance costs for the EYBL CarTex Building as a result of the vacancy described above; EYBL CarTex is obligated under a triple-net lease, whereby the tenant was responsible for paying all building and common area maintenance costs directly, and (iii) a one-time increase in the timing of accounting fees incurred as a result of changing independent accountants in 2002, partially offset by (iv) the recovery of receivables due from Gartner for property tax expense reimbursements in 2003, which were reserved in 2002.

Expenses

Expenses of the Partnership increased to $38,044 for the three months ended June 30, 2003 from $24,819 for the three months ended June 30, 2002, and to $60,028 for the six months ended June 30, 2003 from $48,416 for the six months ended June 30, 2002, primarily due to an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership was $118,246 and $218,906 for the three months ended June 30, 2003 and 2002, respectively, and $282,569 and $418,465 for the six months ended June 30, 2003 and 2002, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows used in operating activities was $(56,959) and $(35,836) for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in cash flows used from 2002, resulted primarily from increased partnership administration costs, as described in the previous section.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $601,858 for the six months ended June 30, 2003, as compared to $677,977 for the six months ended June 30, 2002. The 2003 decrease from 2002 is largely due to the decline in distributions received from the Joint Ventures, primarily from Fund XI-XII-REIT Associates as a result of the vacancy of the EYBL CarTex Building discussed above.

Cash Flows From Financing Activities

Net cash flows from financing activities was $(584,652) and $(646,700) for the six months ended June 30, 2003 and 2002, respectively. The 2003 reduction in financing cash flows used, as compared to 2002, resulted primarily from the decline in distributions paid to partners holding Class A units as a result of receiving less distributions from Joint Ventures for the reasons aforementioned.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.16 per unit, $0.24 per unit for the quarters ended June 30, 2003 and 2002, respectively. The 2003 decline from 2002 is due to the change in cash flows from financing activities, as discussed above. Such distributions have been made from net cash from operations and distributions received from the Joint Ventures. Distributions declared for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to limited partners holding Class B Units.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Through the expiration of the lease term on November 30, 2007, Altsom Power has the right to request tenant improvements up to $245,000 to be funded by Fund IX-X-XI-REIT Associates. Fund IX-X-XI-REIT Associates has not received a request to utilize any such funds to date. Other than those aforementioned, the General Partners are unaware of any specific need requiring capital resources.

Contract Obligations and Commitments

On May 30, 2003, Fund X-XI Associates-Orange County (the “Seller”) entered into an agreement (the “Agreement”) to sell the Cort Building located at 10700 Spencer Avenue, Fountain Valley, Orange County, California to an unrelated third-party (the “Purchaser”) for a gross sales price of $6,240,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $50,000 to the designated escrow agent. This transaction is currently subject to a due diligence period through August 11, 2003, during which the purchaser has the right to terminate the Agreement. Accordingly, there are no assurances this sale will be completed at the aforementioned gross sales price or that this sale will close. The Cort lease expires in October 2003.

(d)  Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, Inc., the General Partners of Wells Partners, L.P. and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)    No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
August 8, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002