Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND XI L P
filed 2003-11-07
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes ☒    No ☐

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$10,933,591	$12,706,842
Cash and cash equivalents	1,392,883	91,099
Due from Joint Ventures	297,913	282,887
Accounts receivable	0	732

Total assets	$12,624,387	$13,081,560

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$276,351	308,610
Accounts payable	3,085	0

Total liabilities	279,436	308,610

Partners’ capital:
Limited partners:
Class A—1,381,753 and 1,371,606 units outstanding as of September 30, 2003 and December 31, 2002, respectively	12,040,216	12,091,903
Class B—271,527 and 281,674 units outstanding as of September 30, 2003 and December 31, 2002, respectively	304,735	681,047
General Partners	0	0

Total partners’ capital	12,344,951	12,772,950

Total liabilities and partners’ capital	$12,624,387	$13,081,560

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$87,371	$222,525	$429,708	$688,778
Other income	0	477	260	1,105

	87,371	223,002	429,968	689,883

EXPENSES:
Partnership administration	22,248	14,280	64,939	47,617
Legal and accounting	208	680	8,500	12,302
Other general and administrative	(1,356)	1,723	7,690	5,180

	21,100	16,683	81,129	65,099

NET INCOME	$66,271	$206,319	$348,839	$624,784

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$177,808	$320,339	$701,550	$993,866

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(111,537)	$(114,020)	$(352,711)	$(369,082)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.13	$0.23	$0.51	$0.73

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.41)	$(0.40)	$(1.30)	$(1.24)

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.20	$0.24	$0.56	$0.71

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,381,753	1,368,756	1,381,055	1,356,256

CLASS B	271,527	284,524	272,225	297,024

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts

BALANCE, December 31, 2001	1,346,256	$12,070,817	307,024	$1,230,262	$0	$13,301,079
Net income (loss)	0	1,239,219	0	(492,404)	0	746,815
Partnership distributions	0	(1,274,944)	0	0	0	(1,274,944)
Class B conversions	25,350	56,811	(25,350)	(56,811)	0	0

BALANCE, December 31, 2002	1,371,606	12,091,903	281,674	681,047	0	12,772,950
Net income (loss)	0	701,550	0	(352,711)	0	348,839
Partnership distributions	0	(776,838)	0	0	0	(776,838)
Class B conversions	10,147	23,601	(10,147)	(23,601)	0	0

BALANCE, September 30, 2003 (unaudited)	1,381,753	$12,040,216	271,527	$304,735	$0	$12,344,951

See accompanying notes

W ELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,839	$624,784
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(429,708)	(688,778)
Changes in assets and liabilities:
Accounts payable	3,085	(3,192)
Due to affiliates	0	5,000
Accounts receivable	732	0

Net cash used in operating activities	(77,052)	(62,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,187,933	1,023,134

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(809,097)	(969,405)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,301,784	(8,457)

CASH AND CASH EQUIVALENTS, beginning of period	91,099	17,542

CASH AND CASH EQUIVALENTS, end of period	$1,392,883	$9,085

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$297,913	$423,085

Partnership distributions payable	$276,351	$325,079

See accompanying notes

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as the general partners (the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998 upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1998 at which time approximately 1,302,942 and 350,338 units had been sold to 1,250 and 95 Class A and Class B Limited Partners, respectively, for total limited partner Capital Contributions of $16,532,802. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. As of September 30, 2003, the Partnership had paid a total of $578,648 in acquisition and advisory fees and acquisition expenses and $2,066,600 in selling commissions and organization and offering expenses and invested $3,357,436 in Fund IX-X-XI-REIT Associates, $2,398,767 in Fund X-XI Associates, and $8,131,351 in Fund XI-XII-REIT Associates.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following eleven properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*	1. Alstom Power—Knoxville Building A three-story office building located in Knoxville, Tennessee 2. 360 Interlocken Building A three-story office building located in Boulder County, Colorado

Joint Venture	Joint Venture Partners	Properties

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Weber County, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Boulder County, Colorado

Wells/Orange County Associates (“Fund X-XI Associates—Orange County”)	— Fund X and Fund XI Associates** — Wells Operating Partnership, L.P.*	6. Cort Building A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI Associates —Freemont”)	— Fund X and Fund XI Associates** — Wells Operating Partnership, L.P.*	7. Fairchild Building A two-story warehouse and office building located in Fremont, California

The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	— Wells Real Estate Fund XI, L.P. — Wells Real Estate Fund XII, L.P. — Wells Operating Partnership, L.P.*

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

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2002.

On September 11, 2003, Fund X-XI Associates—Orange County sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sales, net proceeds of approximately $1,305,000 and loss of approximately $90,000 were allocated to the Partnership.

(b)	Basis of Presentation

The financial statements of the partnership have been prepared in accordance with the rules and regulations of the securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Class B Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners holding units which at any time have been treated as Class B Units until they receive an amount necessary to equal the net cash available for distribution by the limited partners holding Class A Units on a per-unit basis.

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Class B Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eleven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Net Income				Partnership’s Share of Net Income
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2003		2002		2003		2002		2003	2002
Fund IX-X-XI-REIT Associates	$1,325,354		$1,345,648		$523,387		$573,657		$45,998	$50,680
Fund X-XI Associates	(101,645	)*	107,995	*	(101,645	)*	107,995	*	(42,678)	45,344
Fund XI-XII-REIT Associates	722,863		855,310		321,444		483,789		84,051	126,501

	$1,946,572		$2,308,953	(1)	$743,186		$1,165,441		$87,371	$222,525

	Total Revenues				Net Income				Partnership’s Share of Net Income
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002		2003	2002
Fund IX-X-XI-REIT Associates	$3,967,683		$4,169,856		$1,461,095		$1,747,098		$128,410	$154,423
Fund X-XI Associates	106,824	*	322,358	*	102,752		322,358		43,143	135,350
Fund XI-XII-REIT Associates	2,254,657		2,576,789		987,285		1,525,947		258,155	399,005

	$6,329,164		$7,069,003	(2)	$2,551,132		$3,595,403		$429,708	$688,778

*	The Partnership’s share of (loss) income earned from its investment in Fund X-XI Associates—Orange County and Fund X-XI Associates—Fremont is recorded by Fund X-XI Associates as equity in income of Joint Ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $286,120 as revenues for the three months ended September 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $926,194 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

The following information summarizes the operations of the Joint Ventures in which the Partnership held an interest through its interest in Fund X-XI Associates for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues		Income From Continuing Operations		(Loss) Income From Discontinued Operations		Net (Loss) Income		Fund X-XI Associates’ Share of Net (Loss) Income*
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Fund X-XI Associates— Orange County	$0	$0	$0	$0	$(236,322)	$134,828	$(236,322)	$134,828	$(133,127)	$75,952
Fund X-XI Associates— Fremont	225,669	226,188	139,944	142,438	0	0	139,944	142,438	31,482	32,043

	$225,669	$226,188	$139,944	$142,438	$(236,322)	$134,828	$(96,378)	$277,266	$(101,645)	$107,995

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income		Fund X-XI Associates’ Share of Net Income*
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Fund X-XI Associates— Orange County	$0	$0	$0	$0	$24,097	$404,784	$24,097	$404,784	$13,575	$228,026
Fund X-XI Associates— Fremont	677,267	679,413	414,519	419,329	0	0	414,519	419,329	93,250	94,332

	$677,267	$679,413	$414,519	$419,329	$24,097	$404,784	$438,616	$824,113	$106,825	$322,358

*	The Partnership’s share of (loss) income earned from its investment in Fund X-XI Associates—Orange County and Fund X-XI Associates—Fremont is recorded by Fund X-XI Associates as equity in (loss) income of Joint Ventures, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $104,614 and $122,488 for the three months ended September 30, 2003 and 2002, respectively, and $359,433 and $372,791 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,851 and $11,027 for the three months ended September 30, 2003 and 2002, respectively, and $37,545 and $30,950 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses. The Joint Ventures reimbursed $64,535 and $43,206 for the three months ended September 30, 2003 and 2002, respectively, and $193,681 and $133,409 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $87,371 for the three months ended September 30, 2003 from $223,002 for the three months ended September 30, 2002, and to $429,968 for the nine months ended September 30, 2003 from $689,883 for the nine months ended September 30, 2002, primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2003, as compared to 2002, primarily due to: (i) the vacancy of the EYBL CarTex Building beginning in November 2002, and (ii) the 27% decline in occupancy of the 360 Interlocken Building beginning in the third quarter of 2003.

Expenses of Joint Ventures

Expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to increases in: (i) administrative salaries incurred in connection with the marketing and sale of the Cort Building, (ii) additional operating and maintenance costs for the EYBL CarTex Building as a result of the vacancy noted above (EYBL CarTex was obligated under a triple-net lease, whereby the tenant was responsible for paying all building and common area maintenance costs directly) partially offset by the recovery of receivables due from the sole tenant of the Gartner Building for property tax expense reimbursements in 2003.

Equity in Income of Joint Ventures From Discontinued Operations

Equity in income of Joint Ventures from discontinued operations decreased for the three and nine months ended September 30, 2003 and 2002, respectively, primarily as a result of the loss recognized on the sale of the Cort Building during the third quarter of 2003.

As a result of the decrease in gross revenues and increase in expenses of the Joint Ventures, and decrease in equity in income of Joint Ventures from discontinued operations, as described above, equity in income of Joint Ventures decreased to $87,371 from $222,525 for the three months ended September 30, 2003 and 2002, respectively, and to $429,708 from $688,778 for the nine months ended September 30, 2003 and 2002 respectively.

Expenses

Expenses of the Partnership increased to $21,100 for the three months ended September 30, 2003 from $16,683 for the three months ended September 30, 2002, and to $81,129 for the nine months ended September 30, 2003 from $65,099 for the nine months ended September 30, 2002, primarily due to an increase in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis. The 2003 increase is partially offset by a decline in accounting and legal fees due to additional costs incurred in connection with changing independent accountants in 2002.

Net Income

As a result of the factors described above, net income of the Partnership was $66,271 and $206,319 for the three months ended September 30, 2003 and 2002, respectively, and $348,839 and $624,784 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(77,052) and $(62,186) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase in cash flows used resulted primarily from the increase in partnership administration costs described in the previous section.

Cash Flows From Investing Activities

Net cash flows from investing activities increased to $2,187,933 for the nine months ended September 30, 2003, as compared to $1,023,134 for the nine months ended September 30, 2002 primarily as a result of receiving net sales proceeds from Fund X-XI Associates for the sale of the Cort Building in the third quarter of 2003, partially offset by a decline in distributions received from Fund IX-X-XI-REIT Associates and Fund XI-XII-REIT Associates due to the decline in occupancy of the 360 Interlocken Building and vacancy of the EBYL CarTex Building, respectively.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(809,097) and $(969,405) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used, which represents distributions to partners, resulted primarily from the decline in occupancy of the 360 Interlocken Building and the vacancy of the EBYL CarTex Building discussed above.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.20 per unit, $0.24 per unit for the quarters ended September 30, 2003 and 2002, respectively. The 2003 decline from 2002 is due to the decrease in cash flows used in financing activities discussed in the preceding section. Such distributions have been made from net cash from operations and distributions received from the Joint Ventures. Distributions declared for the third quarter of 2003 to the limited partners holding Class A Units were paid in November 2003. No cash distributions were made to limited partners holding Class B Units.

In the near term, cash flows generated from the Partnership’s interest in Joint Ventures and, accordingly, distributions to limited partners holding Cash Preferred Units are anticipated to decline due to (i) forgone future investing cash flows resulting from the sale of the Cort Building, and (ii) reserving future cash flows otherwise distributable to the limited partners in order to fund costs to re-lease the EYBL CarTex Building; there are no assurances as to when such suitable replacement tenant or tenants will be located or at what rental rates this building will be re-leased.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, the General Partners anticipate investing the remaining investor proceeds in capital projects for its existing property investments and do not intend to acquire interests in additional properties. Fund IX-X-XI-REIT Associates is expecting to fund approximately $114,000 in capital parking lot repairs for the 360 Interlocken Building during the fourth quarter of 2003. Through its November 30, 2007 lease expiration, Alstom Power, the only tenant at the Knoxville Building, has the right to request tenant improvements up to $245,000; Fund IX-X-XI-REIT Associates has not received a request for any such funding to date.

Fund XI-XII-REIT Associates has received notice that Sprint, the sole tenant of the Sprint Building, will terminate its lease and vacate the premises effective May 18, 2004. The Partnership recognized equity in income of Joint Ventures attributable to its interest in the Sprint Building of approximately $43,584 and $128,448 for the three months and nine months ended September 30, 2003, respectively. The General Partners anticipate funding costs to re-lease the Sprint Building in 2004.

Sales Proceeds

Rather than distributing the net proceeds from the sale of the Cort Building to the limited partners, such proceeds will be held in reserve as the Partnership continues to evaluate the capital needs of the other properties in which it holds an interest in consideration of the best interests of the limited partners. Upon completing this evaluation, the General Partners anticipate distributing the net sales proceeds not otherwise reserved to the limited partners in accordance with the terms of the partnership agreement in 2004.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital the General Partners of Wells Partners and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

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

PART II.    OTHER INFORMATION

ITEM 6. EXHIBITS	AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2003, the Registrant filed a Current Report on Form 8-K dated September 25, 2003 disclosing the sale of the Cort Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
November 7, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description
10.1	Purchase and Sale Agreement relating to the sale of the Cort Building dated May 30, 2003 (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund X, L.P. for the period ending September 30, 2003, Commission File No.0-23719, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002