Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND XI L P
filed 2004-05-10
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XI, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward looking statements can generally be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the General Partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(unaudited)
	March 31, 2004	December 31, 2003
Investments in joint ventures	$10,717,309	$10,826,635
Cash and cash equivalents	1,377,658	1,362,761
Due from joint ventures	244,474	252,452

Total assets	$12,339,441	$12,441,848

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$9,899	$207
Partnership distribution payable	0	225,429

Total liabilities	9,899	225,636

Partners’ capital:
Limited partners:
Class A – 1,387,253 units outstanding as of March 31, 2004 and December 31, 2003	12,329,542	12,119,023
Class B – 266,027 units outstanding as of March 31, 2004 and December 31, 2003	0	97,189
General partners	0	0

Total partners’ capital	12,329,542	12,216,212

Total liabilities and partners’ capital	$12,339,441	$12,441,848

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity in income of joint ventures	$135,158	$186,047
Other income	2,908	262

	138,066	186,309

EXPENSES:
Partnership administration	15,531	16,630
Legal and accounting	8,925	4,007
Other general and administrative	280	1,350

	24,736	21,987

NET INCOME	$113,330	$164,322

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$210,519	$286,776

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$(97,189)	$(122,454)

NET INCOME PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.15	$0.21

NET LOSS PER WEIGHTED-AVERAGE CLASS B LIMITED PARTNER UNIT	$(0.37)	$(0.45)

CASH DISTRIBUTION PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.00	$0.20

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,387,253	1,380,206

CLASS B	266,027	273,074

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts

BALANCE, December 31, 2002	1,371,606	$12,091,903	281,674	$681,047	$0	$12,772,950
Net income (loss)	0	999,612	0	(554,083)	0	445,529
Partnership distributions	0	(1,002,267)	0	0	0	(1,002,267)
Class B conversions	15,647	29,775	(15,647)	(29,775)	0	0

BALANCE, December 31, 2003	1,387,253	12,119,023	266,027	97,189	0	12,216,212
Net income (loss)	0	210,519	0	(97,189)	0	113,330

BALANCE, March 31, 2004	1,387,253	$12,329,542	266,027	$0	$0	$12,329,542

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,330	$164,322
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(135,158)	(186,047)
Changes in assets and liabilities:
Accounts payable	9,692	12,002
Accounts receivable	0	732

Net cash used in operating activities	(12,136)	(8,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	252,462	286,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(225,429)	(308,610)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,897	(31,190)

CASH AND CASH EQUIVALENTS, beginning of period	1,362,761	91,099

CASH AND CASH EQUIVALENTS, end of period	$1,377,658	$59,909

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$244,474	$308,952

Partnership distributions payable	$0	$276,041

See accompanying notes.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (collectively, the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on March 3, 1998, upon receiving and accepting subscriptions for 125,000 units. The offer terminated on December 30, 1998, at which time the Partnership had sold approximately 1,302,942 and 350,338 units to 1,250 and 95 Class A and Class B Limited Partners, respectively, for total limited partner Capital Contributions of $16,532,802. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following eleven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	1.	Alstom Power—Knoxville Building A three-story office building located in Knoxville, Tennessee

	• Wells Operating Partnership, L.P.(1)	2.	360 Interlocken Building A three-story office building located in Boulder County, Colorado

		3.	Avaya Building A one-story office building located in Oklahoma City, Oklahoma

Joint Venture	Joint Venture Partners	Properties

		4.	Iomega Building A single-story warehouse and office building located in Ogden, Utah

		5.	Ohmeda Building A two-story office building located in Louisville, Colorado

Wells/Orange County Associates (“Fund X-XI-REIT Associates –Orange County”)	• Fund X and Fund XI Associates(2) • Wells Operating Partnership, L.P.(1)	6.	Cort Building(3) A one-story office and warehouse building located in Fountain Valley, California

Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	• Fund X and Fund XI Associates(2) • Wells Operating Partnership, L.P.(1)	7.	Fairchild Building A two-story warehouse and office building located in Fremont, California

The Wells Fund XI – Fund XII – REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)	8.	111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”) A two-story manufacturing and office building located in Fountain Inn, South Carolina

		9.	Sprint Building A three-story office building located in Leawood, Johnson County, Kansas

		10.	Johnson Matthey Building A two-story office building and warehouse located in Wayne, Chester County, Pennsylvania

		11.	Gartner Building A two-story office building located in Ft. Myers, Lee County, Florida

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	Wells Fund X and Fund XI Associates (“Fund X-XI Associates”) is a joint venture between Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P.

(3)	The Cort Building was sold on September 11, 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2003.

On September 11, 2003, Fund X-XI-REIT Associates – Orange County sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sales, net proceeds of approximately $1,305,000 and loss of approximately $90,000 were allocated to the Partnership.

(b)  Basis of Presentation

The financial statements of the partnership have been prepared in accordance with the rules and regulations of the securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)  Allocations of Net Income, Net Loss, and Gain on Sale

For purposes of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)  Distributions of Net Cash From Operations

Cash available for distribution, if available, is generally distributed to limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until each limited partner has received a 10% per annum return on his net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split 90% to the limited partners holding Class A Units and 10% to the General Partners. No cash distributions will be made to the limited partners holding Class B Units.

(e)  Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each limited partners has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until each limited partner has received an amount necessary to equal the net cash available for distribution by the limited partners holding Class A Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in eleven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues			Net Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2004	2003		2004	2003
Fund IX-X-XI-REIT Associates	$1,347,621	$1,321,816		$534,469	$454,738
Fund X-XI Associates	25,233	95,687	(i)	25,233	91,615
Fund XI-XII-REIT Associates	719,798	814,833		296,736	411,562

	$2,092,652	$2,232,336		$856,438	$957,915

(i)	The Partnership’s share of income earned from its investment in Fund X-XI-REIT Associates-Orange County and Fund X-XI-REIT Associates-Fremont is recorded by Fund X-XI Associates as equity in income of joint ventures, which is classified as revenue.

The following information summarizes the operations of the Joint Ventures in which the Partnership held an interest through its interest in Fund X-XI Associates for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		(Loss) Income From Discontinued Operations		Net (Loss) Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund X-XI-REIT Associates – Orange County	$0	$0	$0	$0	$(7,206)	$117,535	$(7,206)	$117,535
Fund X-XI-REIT Associates – Fremont	225,660	225,938	130,209	131,031	0	0	130,209	131,031

	$225,660	$225,938	$130,209	$131,031	$(7,206)	$117,535	$123,003	$248,566

3.    RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through Joint Ventures equal to the lesser of (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $134,656 and $105,066 for the three months ended March 31, 2004 and 2003, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $12,919 and $11,116 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $68,482 and $69,453 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)  Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.    CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)  Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is predominantly operating in the holding phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in eleven properties through interests in affiliated joint ventures. As of March 31, 2004, six properties are substantially leased to tenants in the beginning/middle of their respective initial lease terms, one property is leased to a single tenant, Fairchild, whose lease expires on November 30, 2004, two properties, the Sprint Building and the Alstom Power – Knoxville Building, are leased to single tenants who have given notice that they will exercise early termination options in 2004, one property, 111 Southchase Boulevard, is vacant, and one property, the Cort Building, was sold in 2003. Management will continue to actively pursue potential re-leasing strategies for the Fairchild Building, the Alstom Power – Knoxville Building, 111 Southchase Boulevard, and the Sprint Building during 2004.

As the Partnership evolves through the life cycle, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the positioning-for-sale phase and disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During the first quarter of 2004, net income decreased, as compared to the first quarter of 2003, primarily due to the sale of the Cort Building in the third quarter of 2003. Cash flows increased only slightly during this time period primarily as a result of lower operating distributions received from Fund X-XI Associates in connection with the sale of the Cort Building and from Fund XI-XII-REIT Associates due to the vacancy of 111 Southchase Boulevard beginning in November 2002 being substantially offset by distributions made to limited partners and cash used in operation activities.

During 2004, the Partnership anticipates continuing to operate in the holding phase and, accordingly, focus resources on locating suitable replacement tenants for vacant space as necessary. Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate using a portion of future operating cash flows to fund the costs necessary to re-lease 111 Southchase Boulevard, the Fairchild Building, the Alstom Power-Knoxville Building, and the Sprint Building, as well as to fund capital expenditures for the 360 Interlocken Building, the Avaya Building, the Gartner Building, the Johnson Matthey Building, and the Sprint Building.

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

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $138,066 for the three months ended March 31, 2004 from $186,309 for the three months ended March 31, 2003, primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures decreased in 2004, as compared to 2003, primarily due to: (i) the sale of the Cort Building in the third quarter of 2003, and (ii) receipt of a property tax refund from Greenville County for the 111 Southchase Boulevard Building in the first quarter of 2003 (such a refund was not received in the first quarter of 2004).

Expenses of Joint Ventures

Expenses of the Joint Ventures decreased by approximately $38,000 for the three months ended March 31, 2004, as compared to March 31, 2003, primarily as a result of the sale of the Cort Building in the third quarter of 2003.

As a result of all of the factors described above, equity in income of Joint Ventures decreased to $135,158 from $186,047 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership modestly increased to $24,736 for the three months ended March 31, 2004 from $21,987 for the three months ended March 31, 2003, primarily due to an increase in accounting fees.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $113,330 and $164,322 for the three months ended March 31, 2004 and 2003, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(12,136) and $(8,991) for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase in cash flows used from 2003 resulted primarily from the increase in expenses for the Partnership described in the previous section.

Cash Flows From Investing Activities

Net cash flows from investing activities were $252,462 and $286,411 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease from 2003 is largely due to a decline in operating distributions received during the corresponding accounting periods from (i) Fund X-XI Associates due to the sale of the Cort Building in the third quarter of 2003, and (ii) Fund XI-XII-REIT Associates due to the recovery of receivables due from the Gartner Building for property tax expense reimbursements in the first quarter of 2003, which were reserved in 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(225,429) and $(308,610) for the three months ended March 31, 2004 and 2003, respectively. Cash flows used in financing activities are solely comprised of distributions paid to limited partners. The 2004 decrease in cash flows used, as compared to 2003, is primarily due to the corresponding decline in operating distributions received from Fund X-XI Associates and Fund XI-XII-REIT Associates as discussed in the preceding section.

Distributions

The Partnership has reserved distributions to limited partners for the first quarter of 2004 and anticipate reserving in the near term in order to fund the Partnership’s pro-rata portion of anticipated capital expenditures and re-leasing costs associated several of the properties in which the Partnership holds an interest, as discussed the Capital Resources section below.

The Partnership made distributions to the limited partners holding Class A Units of $0.20 per unit for the quarter ended March 31, 2003. In accordance with the partnership agreement, no distributions have been made to limited partners holding Class B units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near-term, the General Partners anticipate that the Partnership will fund its pro-rata portion of the costs associated with: (i) increasing the occupancy of the 360 Interlocken Building; (ii) re-leasing the Alstom Power-Knoxville Building (early termination option becomes effective December 31, 2004), the Fairchild Building (lease expiration becomes effective November 30, 2004), the Sprint Building (early termination becomes effective May 18, 2004), and the 111 Southchase Boulevard property; (iii) parking lot repairs and improvements for the 360 Interlocken Building and the Avaya Building; (iv) purchasing additional land and building parking facilities for the Gartner Building; (v) tenant improvements and leasing commissions for the 111 Southchase Boulevard property; and (vi) building improvements for the Johnson Matthey Building and the Sprint Building.

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

(d)  Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital the General Partners of Wells Partners and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building Building improvements Land improvements Tenant improvements	25 years Remaining useful life of the building 20 years Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(g)  Certain Litigation Involving Our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	On March 26, 2004, the Partnership filed a Current Report on Form 8-K dated March 26, 2004 disclosing certain litigation against Leo F. Wells, III, one of our General Partners, Wells Capital, Inc., the corporate general partner of our other General Partner, and certain other Wells affiliated entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 10, 2004	/S/ LEO F. WELLS, III
Leo F. Wells, III President

May 10, 2004	/S/ DOUGLAS P. WILLIAMS
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