Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND XI L P
filed 2004-08-11
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-25731

WELLS REAL ESTATE FUND XI, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2250094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XI, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward looking statements can generally be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the General Partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned and through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XI, L.P.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investments in joint ventures	$10,576,507	$10,826,635
Cash and cash equivalents	1,597,370	1,362,761
Due from joint ventures	293,050	252,452

Total assets	$12,446,927	$12,441,848

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$8,285	$207
Partnership distributions payable	225,388	225,429

Total liabilities	233,673	225,636

Partners’ capital:
Limited partners:
Class A—1,387,003 and 1,387,253 units outstanding as of June 30, 2004 and December 31, 2003, respectively	12,233,254	12,119,023
Class B—266,277 and 266,027 units outstanding as of June 30, 2004 and December 31, 2003, respectively	0	97,189
General partners	0	0

Total partners’ capital	12,233,254	12,216,212

Total liabilities and partners’ capital	$12,466,927	$12,441,848

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$185,941	$156,290	$321,099	$342,337

EXPENSES:
Partnership administration	49,804	26,062	65,335	42,689
Legal and accounting	9,251	4,286	18,176	8,293
Other general and administrative	699	7,696	979	9,046

Total expenses	59,754	38,044	84,490	60,028

OTHER INCOME	2,913	0	5,821	260

NET INCOME	$129,100	$118,246	$242,430	$282,569

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$129,100	$236,966	$339,619	$523,742

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(118,720)	$(97,189)	$(241,173)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.09	$0.17	$0.24	$0.38

CLASS B	$(0.00)	$(0.44)	$(0.37)	$(0.88)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.16	$0.16	$0.16	$0.36

CLASS B	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,387,003	1,381,206	1,387,128	1,380,706

CLASS B	266,277	272,074	266,152	272,574

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	1,371,606	$12,091,903	281,674	$681,047	$0	$12,772,950

Net income (loss)	0	999,612	0	(554,083)	0	445,529
Distributions of operating cash flow	0	(1,002,267)	0	0	0	(1,002,267)
Class B conversions	15,647	29,775	(15,647)	(29,775)	0	0

BALANCE, December 31, 2003	1,387,253	12,119,023	266,027	97,189	0	12,216,212

Net income	0	339,619	0	(97,189)	0	242,430
Distributions of operating cash flow	0	(225,388)	0	0	0	(225,388)
Class A conversions	(2,500)	0	2,500	0
Class B conversions	2,250	0	(2,250)	0	0	0

BALANCE, June 30, 2004	1,387,003	$12,233,254	266,277	$0	$0	$12,233,254

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,430	$282,569
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(321,099)	(342,337)
Operating distributions received from joint ventures	530,629	601,858
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,078	2,077
Accounts receivable	0	732

Total adjustments	217,608	262,330

Net cash provided by operating activities	460,038	544,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(225,429)	(584,652)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	234,609	(39,753)

CASH AND CASH EQUIVALENTS, beginning of period	1,362,761	91,099

CASH AND CASH EQUIVALENTS, end of period	$1,597,370	$51,346

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$225,388	$224,446

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following eleven properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

1. Alstom Power - Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Boulder County, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture does not own any properties directly.
Wells/Orange County Associates (“Fund X-XI-REIT Associates - Orange County”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	6. Cort Building(2) A one-story office and warehouse building located in Fountain Valley, California
Wells/Fremont Associates (“Fund X-XI-REIT Associates - Fremont”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	7. Fairchild Building A two-story warehouse and office building located in Fremont, California
The Wells Fund XI—Fund XII—REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

8. 111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”)

A two-story manufacturing and office building located in Fountain Inn, South Carolina

9. 20/20 Building (formerly known as the “Sprint Building”)

A three-story office building located in Leawood, Johnson County, Kansas

10. Johnson Matthey Building

A two-story office building and warehouse located in Wayne, Chester County, Pennsylvania

11. Gartner Building

A two-story office building located in Ft. Myers, Lee County, Florida

(1)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	The Cort Building was sold in September 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2003.

On September 11, 2003, Fund X-XI-REIT Associates—Orange County sold the Cort Building to an unrelated third party for a gross sales price of $5,770,000. As a result of the sale, net proceeds of approximately $1,305,000, and loss of approximately $90,000 were allocated to the Partnership.

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

(d)    Distributions of Net Cash from Operations

Cash from operations, if available, is generally distributed to limited partners on a quarterly basis. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until each limited partner has received a 10% per annum return on his net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is split 90% to the limited partners holding Class A Units and 10% to the General Partners. No cash distributions will be made to the limited partners holding Class B Units.

(e)    Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each limited partners has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until each limited partner has received an amount necessary to equal the net cash available for distribution by the limited partners holding Class A Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eleven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval of the Partnership and other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, see the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Fund IX-X-XI-REIT Associates	$1,279,110	$1,320,502	$430,011	$482,970
Fund X-XI Associates	0	0	31,856	112,782
Fund XI-XII-REIT Associates	929,288	716,841	515,428	254,280

	$2,208,398	$2,037,343	$977,295	$850,032

	Total Revenues		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fund IX-X-XI-REIT Associates	$2,626,731	$2,642,318	$964,481	$937,708
Fund X-XI Associates	0	0	57,088	204,397
Fund XI-XII-REIT Associates	1,649,086	1,531,674	812,163	665,841

	$4,275,817	$4,173,992	$1,833,732	$1,807,946

The following information summarizes the operations of the Joint Ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund X-XI Associates—Orange County	$0	$0	$0	$0	$(19,311)	$142,885	$(19,311)	$142,885
Fund X-XI Associates—Fremont	225,660	225,669	120,802	143,543	0	0	120,802	143,543

	$225,660	$225,669	$120,802	$143,543	$(19,311)	$142,885	$101,491	$286,428

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund X-XI Associates—Orange County	$0	$0	$0	$0	$(26,517)	$260,419	$(26,517)	$260,419
Fund X-XI Associates—Fremont	451,320	451,607	251,011	274,574	0	0	251,011	274,574

	$451,320	$451,607	$251,011	$274,574	$(26,517)	$260,419	$224,494	$534,993

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The

Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $16,236 and $20,367 for the three months ended June 30, 2004 and 2003, respectively, and $37,285 and $42,572 for the six months ended June 30, 2004 and 2003, respectively.

(b)    Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $23,073 and $11,579 for the three months ended June 30, 2004 and 2003 respectively, and $35,992 and $22,695 for the six months ended June 30, 2004, and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership is in the holding phase of its life cycle. The Partnership originally owned interests in eleven properties, but one property, the Cort Building, has already been sold. Our focus at this time involves increasing the current occupancy level within the portfolio, and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors.

We are pleased to highlight a significant lease extension at the Alstom Power-Knoxville Building. While Alstom Power had provided notice to exercise an early termination option, we were able to negotiate an extension of their lease in favor of lowering the contract rental rate to current market levels. This extension will enhance the long-term performance of the portfolio. We also were successful in extending the Gaiam lease at the 360 Interlocken Building through May 2008.

The weighted average portfolio occupancy has fallen to approximately 69%. We face some near-term leasing issues that may negatively affect our operating performance. The 111 Southchase Boulevard building and the 20/20 Building (formerly known as the Sprint Building) are 100% vacant. Two other tenant leases, at the Ohmeda Building and the Fairchild Building, expire in the near term. While these leasing challenges, coupled with the approximate 79% occupancy at the 360 Interlocken Building may impact performance, we are working aggressively with existing and potential tenants in these markets so as to minimize any negative effects to the extent possible.

The second quarter 2004 operating distributions to the Class A unit holders were 6.5%, an increase from the prior quarter when operating distributions were reserved. However, given the near-term leasing and capital issues facing the Partnership, the General Partners anticipate that operating distributions may decline. These issues include: (i) leasing costs for the remaining vacant space at the 360 Interlocken Building; (ii) leasing costs associated with the Alstom Power lease; (iii) re-leasing costs for the Fairchild Building, the 20/20 Building, and 111 Southchase Boulevard; and (iv) funding parking lot repairs and other capital improvements for the 360 Interlocken Building, the Avaya Building, the Gartner Building, the Johnson Matthey Building, and the 20/20 Building. These issues have also led the General Partners to reserve the net sale proceeds from the sale of the Cort Building at this time.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $6.6 million, as compared to approximately $13.9 million originally invested, or approximately 47% of the dollars invested since inception. No operating distributions have been made to investors holding Class B units or to the General Partners, in line with the partnership agreement.

Property Summary

•	As mentioned previously, we have signed an extension of the lease with Alstom Power, with a new lease expiration of October 31, 2014. While this lease extension includes some upfront costs and reduces the contract rent to current market levels, we avoided a significant vacancy in the Knoxville market, which is experiencing a 14% vacancy level.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Cort Building was sold in September 2003, and net sales proceeds of approximately $1,316,000 have been allocated to the Partnership. The General Partners are currently reserving the proceeds, given the known and potential capital requirements at the remaining properties.

•	The 111 Southchase Boulevard building in Greenville, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset.

•	The Fairchild Building, located in Fremont, California, in the Silicon Valley area, has a lease expiration in November 2004. Though market conditions are very soft, lease negotiations are under way with a replacement tenant for this property.

•	The Gartner Building is located in Fort Myers, Florida, and is currently 100% leased through January 2008.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to Gaiam through May 2008, now that we have successfully extended their lease for three years. We recently signed a new lease for approximately 4,800 square feet with Culver Financial. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The Johnson Matthey Building is located in Wayne, Pennsylvania, a submarket of Philadelphia. This asset is fully leased through June 2007.

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in January 2005, and we are focused on lease negotiations for this asset.

•	As noted above, Sprint exercised an early termination option at the 20/20 Building, effective in May 2004. The tenant has vacated the property, and we have engaged our local leasing team to begin the marketing effort.

During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale phase and disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds will encounter lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)    Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $185,941 and $156,290 for the three months ended June 30, 2004 and 2003, respectively, and $321,099 and $342,337 for the six months ended June 30, 2004 and 2003, respectively. The second quarter increase is primarily attributable to the recognition of an early lease termination fee from Sprint, the sole tenant of the 20/20 Building, effective May 18, 2004, partially offset by the loss of operating income associated with the September 2003 sale of the Cort Building.

The year-to-date decrease is primarily due to (i) the loss of operating income related to the September 2003 sale of the Cort Building, and the following nonrecurring items: (ii) receipt of a property tax refund from the taxing authority for 111 Southchase Boulevard building due to a reassessment in 2003, and (iii) the recovery of receivables (previously reserved in 2002) from the sole tenant of the Gartner Building in the first quarter of 2003.

We expect future equity in income of Joint Ventures to decrease as a result of entering into the following leases, at the current prevailing market rates, which are less than the respective rates previously charged: (i) a renewed lease for approximately 70% of the 360 Interlocken Building effective June 1, 2004 through May 31, 2008, and (ii) a renewed lease for 100% of the Alstom Power-Knoxville Building effective July 1, 2004 through October 31, 2014.

Expenses of the Partnership

Total expenses of the Partnership were $59,754 and $38,044 for the three months ended June 30, 2004 and 2003, respectively, and $84,490 and $60,028 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, postage and delivery expense, as well as printing costs, all of which has occurred in association with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)    Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $460,000, as compared to approximately $545,000 for the six months ended June 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. A portion of such operating cash flows were used to pay operating distributions to limited partners.

Operating distributions from the Joint Ventures have decreased primarily as a result of the loss of cash flows associated with the September 2003 sale of the Cort Building. Such distributions are expected to continue to decline over the next two quarters as a result of the Partnership funding its pro-rata share of: (i) capital improvements at the 360 Interlocken Building, the Avaya Building, the Johnson Matthey Building, the Gartner Building, and the 20/20 Building, and (ii) leasing costs for the 360 Interlocken Building, the Alstom Power-Knoxville Building, the Gartner Building, the Fairchild Building, the 20/20 Building, and 111 Southchase Boulevard.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $234,000 as of June 30, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund its proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease approximately 100% of the Ohmeda Building upon the January 2005 expiration of the sole tenant’s lease. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
				Amount	Purpose
Cort Building (sold 2003)	$5,563,403	23.7%	$1,315,906	$0		$0	$1,315,906

Upon evaluating the capital needs of the existing properties in which the Partnership holds interests, the General Partners have decided to hold these net sales proceeds in reserve in order to fund costs anticipated in connection with capital improvements for the 360 Interlocken Building and Gartner Building, and re-leasing the Alstom Power - Knoxville Building, Ohmeda Building, 360 Interlocken Building and Fairchild Building, 111 Southchase Boulevard, the 20/20 Building, and a potential early lease renewal at the Gartner Building. Thus, no net sales proceeds will be distributed to the limited partners at this time. The General Partners will continue to monitor the Partnership’s capital needs and will re-evaluate the availability of net sale proceeds for distribution to the limited partners going forward and as additional properties are sold in the future.

(d)    Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital the General Partners of Wells Partners and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)    Certain Litigation Involving Our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

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

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 11, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 11, 2004	/s/ DOUGLAS P. WILLIAMS
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