Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND XI L P
filed 2004-11-12
CIK 1018216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned and through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XI, L.P.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$10,645,154	$10,826,635
Cash and cash equivalents	1,567,942	1,362,761
Due from joint ventures	93,219	252,452

Total assets	$12,306,315	$12,441,848

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$22,145	$207
Partnership distributions payable	69,350	225,429

Total liabilities	91,495	225,636

Partners’ capital:
Limited partners:
Class A—1,387,003 and 1,387,253 units outstanding as of September 30, 2004 and December 31, 2003, respectively	12,214,820	12,119,023
Class B—266,277 and 266,027 units outstanding as of September 30, 2004 and December 31, 2003, respectively	0	97,189
General partners	0	0

Total partners’ capital	12,214,820	12,216,212

Total liabilities and partners’ capital	$12,306,315	$12,441,848

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$74,865	$87,371	$395,964	$429,708

EXPENSES:
Partnership administration	15,456	22,248	80,791	64,939
Legal and accounting	11,488	208	29,664	8,500
Other general and administrative	175	(1,356)	1,154	7,690

Total expenses	27,119	21,100	111,609	81,129

OTHER INCOME	3,170	0	8,991	260

NET INCOME	$50,916	$66,271	$293,346	$348,839

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$50,916	$177,808	$412,585	$701,550

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$(111,537)	$(119,239)	$(352,711)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.04	$0.13	$0.30	$0.51

CLASS B	$0.00	$(0.41)	$(0.45)	$(1.30)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.04	$0.20	$0.21	$0.56

CLASS B	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,387,003	1,381,753	1,387,086	1,381,055

CLASS B	266,277	271,527	266,194	272,225

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	1,371,606	$12,091,903	281,674	$681,047	$0	$12,772,950

Net income (loss)	0	999,612	0	(554,083)	0	445,529
Distributions of operating cash flow	0	(1,002,267)	0	0	0	(1,002,267)
Class B conversions	15,647	29,775	(15,647)	(29,775)	0	0

BALANCE, December 31, 2003	1,387,253	12,119,023	266,027	97,189	0	12,216,212

Net income	0	412,585	0	(119,239)	0	293,346
Distributions of operating cash flow	0	(294,738)	0	0	0	(294,738)
Class A conversions	(2,500)	(22,050)	2,500	22,050		0
Class B conversions	2,250	0	(2,250)	0	0	0

BALANCE, September 30, 2004	1,387,003	$12,214,820	266,277	$0	$0	$12,214,820

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$293,346	$348,839
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(395,964)	(429,708)
Operating distributions received from joint ventures	806,620	883,158
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	21,938	3,085
Accounts receivable	0	732

Total adjustments	432,594	457,267

Net cash provided by operating activities	725,940	806,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	1,304,775
Investments in joint ventures	(69,942)	0

Net cash (used in) provided by investing activities	(69,941)	1,304,775

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(450,817)	(809,097)

NET INCREASE IN CASH AND CASH EQUIVALENTS	205,181	1,301,784

CASH AND CASH EQUIVALENTS, beginning of period	1,362,761	91,099

CASH AND CASH EQUIVALENTS, end of period	$1,567,942	$1,392,883

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$69,350	$276,351

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (collectively, the “General Partners”). The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, the limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

1. Alstom Power—Knoxville Building

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Boulevard

A three-story office building located in Boulder, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Colorado

Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in other joint ventures and does not own any properties directly.

Joint Venture	Joint Venture Partners	Properties
Wells/Orange County Associates (“Fund X-XI-REIT Associates—Orange County”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	6. Cort Building(2) A one-story office and warehouse building located in Fountain Valley, California
Wells/Fremont Associates (“Fund X-XI-REIT Associates—Fremont”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(1)	7. 47320 Kato Road (formerly known as the “Fairchild Building”) A two-story warehouse and office building located in Fremont, California
The Wells Fund XI—Fund XII—REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(1)

8. 111 Southchase Boulevard (formerly known as the “EYBL CarTex Building”)

A two-story manufacturing and office building located in Fountain Inn, South Carolina

9. 20/20 Building (formerly known as the “Sprint Building”)

A three-story office building located in Leawood, Kansas

10.Johnson Matthey Building(3)

A one-story office building and warehouse located in Wayne, Pennsylvania

11.Gartner Building

A two-story office building located in Ft. Myers, Florida

(1)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	The Cort Building was sold in September 2003.
(3)	The Johnson Matthey Building was sold in October 2004.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On September 11, 2003, Fund X-XI-REIT Associates – Orange County sold the Cort Building to an unrelated third party for a gross sale price of $5,770,000. As a result of the sale, net proceeds of approximately $1,316,000, and loss of approximately $90,000 were allocated to the Partnership.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to partners having positive balances in their respective capital accounts in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners on a quarterly basis. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until the limited partners have received a 10% per annum return on their respective net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is split 90% to the limited partners holding Class A Units and 10% to the General Partners. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until the limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until the limited partners have received an amount necessary to equal the net cash available for distribution by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eleven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, see the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the joint ventures for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004		2003
Fund IX-X-XI-REIT Associates	$1,224,840	$1,325,354	$572,785	(1)	$523,387
Fund X-XI Associates	0	0	20,753		(101,645)
Fund XI-XII-REIT Associates	436,060	722,984	60,470	(1)	321,444

	$1,660,900	$2,048,338	$654,008		$743,186

	Total Revenues		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Fund IX-X-XI-REIT Associates	$3,851,571	$3,967,673	$1,537,266	(1)	$1,461,095
Fund X-XI Associates	0	0	77,841		102,752
Fund XI-XII-REIT Associates	2,085,147	2,254,657	872,634	(1)	987,285

	$5,936,718	$6,222,330	$2,487,741		$2,551,132

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $131,982 and $114,310 for Fund IX-X-XI-REIT Associates and Fund XI-XII-REIT Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The following information summarizes the operations of the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund X-XI Associates – Orange County	$0	$0	$0	$0	$0	$(236,322)	$0		$(236,322)
Fund X-XI Associates – Fremont	225,660	225,669	163,725	139,944	0	0	163,725	(2)	139,944

	$225,660	$225,669	$163,725	$139,444	$0	$(236,322)	$163,725		$(96,378)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund X-XI Associates – Orange County	$0	$0	$(7,338)	$0	$(19,179)	$24,097	$(26,517)		$24,097
Fund X-XI Associates – Fremont	676,979	676,979	414,735	414,519	0	0	414,735	(2)	414,519

	$676,979	$676,979	$407,397	$414,519	$(19,179)	$24,097	$388,218		$438,616

(2)	Effective July 1, 2004, Fund X-XI Associates—Fremont extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $31,492. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to the lesser of (a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $11,758 and $16,654 for the three months ended September 30, 2004 and 2003, respectively, and $49,043 and $59,397 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the corporate general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $20,537 and $14,851 for the three months ended September 30, 2004 and 2003, respectively, and $56,529 and $37,545 for the nine months ended September 30, 2004, and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to the current sole tenant, Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,530,000 and recognized a gain of approximately $632,000. The gain recognized from the sale of the Johnson Matthey Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We are in the holding phase of our life cycle. The Partnership invested in the Joint Ventures, which originally acquired eleven properties, of which two properties, the Cort Building and the Johnson Matthey Building, have been sold. Our focus at this time involves increasing the current occupancy level within the Joint Venture’s portfolio, and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors.

We have signed a lease extension at the Alstom Power Building through October 2014. While Alstom Power, the sole tenant of the Alstom Power-Knoxville Building, previously provided notice to exercise an early termination option, we were able to negotiate an extension of this lease by lowering the contract rental rate to the current market level. In addition, we signed a new five-year lease at 47320 Kato Road with TCI International for a five-year term. We negotiated a five-year lease extension with the Gartner Group, the sole tenant of the Gartner Building, through January 2013. We also were successful in extending the Gaiam lease at 360 Interlocken Boulevard through May 2008. Lastly, on October 5, 2004, we sold the Johnson Matthey Building at a sale price which was well above the original acquisition price.

In spite of the foregoing leasing efforts, the weighted-average occupancy for the portfolio has fallen to approximately 63%. As a result, we face some significant near-term leasing issues that may negatively affect our operating performance. The building at 111 Southchase Boulevard and the 20/20 Building are both 100% vacant, and the lease for 100% of the Ohmeda Building expires in January 2005. In addition, 360 Interlocken Boulevard is 79% leased. In response to these leasing challenges, we are working aggressively with existing and potential tenants in these markets in order to minimize the negative effects to the Partnership.

Operating distributions to the Class A Unit holders for the third quarter 2004 declined to 2.0% (annualized) of the limited partners’ net capital contributions, as defined, primarily due to the reduction in operating cash flows as a result of Sprint’s vacancy, the sole tenant of the 20/20 Building, and the funding of re-leasing capital required for the re-leasing of the Alstom Power-Knoxville Building and 360 Interlocken Boulevard. The General Partners anticipate that operating distributions may remain low or be reserved in the near term as a result of reduced cash flows resulting from the sale of the Johnson Matthey Building, future re-leasing costs, and other capital funding needs, which include: (i) leasing costs for the remaining vacant space at 360 Interlocken Boulevard, (ii) the remaining leasing costs associated with the Alstom Power and Gartner lease renewals, (iii) anticipated re-leasing costs for the 20/20 Building and 111 Southchase Boulevard, and (iv) other anticipated capital improvements required at the 20/20 Building. As we move into 2005 and the details surrounding the extent of the capital requirements become more certain, the General Partners will evaluate the availability of net proceeds from the sale of the Cort Building and the Johnson Matthey Building for distribution to the limited partners.

Through September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $6.6 million since inception, which equates to approximately 48% of the $13.8 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $5.69 per unit in allocated tax losses through December 31, 2003. No operating distributions have been made to investors holding Class B Units or to the General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	As mentioned previously, we have signed an extension of the lease with Alstom Power, the sole tenant of the Alstom Power-Knoxville Building, with a new lease expiration date of October 31, 2014. While this lease extension includes some upfront costs and reduces the contract rent to current market levels, we avoided a significant vacancy in the Knoxville market, which is currently experiencing a 14% vacancy level;

•	360 Interlocken Boulevard is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to Gaiam through May 2008, now that we have successfully extended its lease for three years. We recently signed a new lease for approximately 4,800 square feet with Culver Financial. We also continue to pursue tenants for the remaining vacancy at this property;

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008;

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009;

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in January 2005, and we are focused on lease negotiations for this asset;

•	The Cort Building was sold in September 2003, and net sale proceeds of approximately $1,316,000 have been allocated to the Partnership. Our General Partners are currently reserving the proceeds, given the known and potential capital requirements at the remaining properties;

•	We have signed a new lease at 47320 Kato Road, located in Fremont, California, in the Silicon Valley area. TCI International was previously subleasing the building from Fairchild Technologies. We have now completed a direct lease with TCI, beginning in December 2004 and extending through November 2009;

•	111 Southchase Boulevard in Greenville, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset;

•	Sprint exercised an early termination option at the 20/20 Building, effective in May 2004. The tenant has vacated the property, and we have engaged our local leasing team to begin the marketing effort;

•	The Johnson Matthey Building was sold on October 5, 2004, and approximately $2,530,000 in net sale proceeds was allocated to the Partnership. Our General Partners are reviewing potential capital costs for the Partnership to determine if all, or some portion, of these proceeds can be distributed in 2005; and

•	The Gartner Building is located in Fort Myers, Florida. During the third quarter, we completed a five-year extension of the Gartner lease for the entire building through January 2013.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $74,865 and $87,371 for the three months ended September 30, 2004 and 2003, respectively, and $395,964 and $429,708 for the nine months ended September 30, 2004 and 2003, respectively. The

2004 decreases in equity in income of Joint Ventures are primarily attributable to (i) a decrease in operating income generated by Fund XI-XII-REIT Associates, as a result of the sole tenant of the 20/20 Building, Sprint, vacating this property in May 2004, (ii) reduced operating income due to the September 2003 sale of the Cort Building, (iii) decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments with the sole tenant of the Alstom Power-Knoxville Building and the majority tenant at 360 Interlocken Boulevard to extend their lease terms at the respective current prevailing market rates, which were lower than the rates previously charged, partially offset by (iv) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted- average composite useful life from 25 years to 40 years effective July 1, 2004, and (vii) recognition of an early lease termination fee from Sprint, the sole tenant of the 20/20 Building, effective in May 2004.

We expect future equity in income of Joint Ventures to decrease as a result of entering into a lease for 100% of 47320 Kato Road effective December 1, 2004 through November 30, 2009 at the current prevailing market rate, which is less than the rate previously charged for this space.

Expenses of the Partnership

Our total expenses were $27,119 and $21,100 for the three months ended September 30, 2004 and 2003, respectively, and $111,609 and $81,129 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, legal fees, and printing costs, all of which has occurred in association with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures, to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $726,000, as compared to approximately $806,000 for the nine months ended September 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. A portion of such operating cash flows were used to pay operating distributions to limited partners and invest in the Joint Ventures in order to fund the Partnership’s pro-rata portion of leasing costs for the Alstom Power-Knoxville Building and 360 Interlocken Boulevard.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) absorbing rent abatements for the Alstom Power-Knoxville Building during third quarter of 2004, (ii) funding leasing costs and capital expenditures at the Alstom Power-Knoxville Building and 360 Interlocken Boulevard, (iii) decline in operating cash flows resulting from the May 2004 lease termination at the 20/20 Building, and the September 2003 sale of the Cort Building. Future operating distributions are expected to remain low or be reserved in order to fund the Partnership’s pro-rata share of: (i) capital improvements at the 20/20 Building, and (ii) leasing costs for 360 Interlocken Boulevard, the Alstom Power-Knoxville Building, the Ohmeda Building, the Gartner Building, 47320 Kato Road, the 20/20 Building, and 111 Southchase Boulevard.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $91,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund its proportionate share of capital expenditures noted above. We anticipate the Partnership’s future operating cash flow to decline by approximately $50,000 per quarter as a result of selling the Johnson Matthey Building on October 5, 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the costs necessary to re-lease approximately 100% of the Ohmeda Building upon the January 2005 expiration of the sole tenant’s lease. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Join Venture partners on a pro rata basis.

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

As of September 30, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Cort Building (sold 2003)	$5,563,403	23.7%	$1,315,906	$0		$0	$1,315,906

Upon evaluating the capital needs of the existing properties in which we hold interests, our General Partners have decided to hold these net sale proceeds in reserve in order to fund costs anticipated in connection with capital improvements for the 20/20 Building, and re-leasing the Ohmeda Building, 360 Interlocken Boulevard, 47320 Kato Road, 111 Southchase Boulevard, 20/20 Building, and an early lease renewal at the Gartner Building and the Alstom Power-Knoxville Building. Thus, no net sale proceeds are being distributed to the limited partners at this time. Our General Partners will continue to monitor our capital needs and will re-evaluate the availability of net sale proceeds for distribution to the limited partners going forward and as additional properties are sold in the future. Approximately $2.5 million of additional net sale proceeds are attributable to the Partnership as a result of the sale of the Johnson Matthey Building on October 5, 2004.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital, the General Partners of Wells Partners and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees. See Note 4 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(g)	Subsequent Event

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to the current sole tenant, Johnson Matthey, Inc., for a gross sale price of $10,000,000. As a result of the sale, we received net sale proceeds of approximately $2,530,000 and recognized a gain of approximately $632,000. The gain recognized from the sale of the Johnson Matthey Building may be adjusted as additional information becomes available in subsequent periods.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND XI, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description
10.1	Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the period ending September 30, 2004, Commission File No. 0-22039, and hereby incorporated by this reference)

10.2	Purchase and Sale Agreement for the Johnson Matthey Building

10.3	First amendment to Lease Agreement with Gartner, Inc. for the Gartner Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002