Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND XI L P
filed 2005-05-13
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XI, L.P.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investments in joint ventures	$8,102,651	$8,710,862
Cash and cash equivalents	5,137,613	4,082,376
Due from affiliate	0	2,254
Due from joint ventures	108,313	87,017

Total assets	$13,348,577	$12,882,509

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$22,560	$20,562
Partnership distributions payable	69,334	0
Due to affiliates	5,719	2,330

Total liabilities	97,613	22,892

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,386,674 and 1,384,203 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	12,518,966	12,517,532
Class B—266,606 and 269,077 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	731,998	342,085
General partners	0	0

Total partners’ capital	13,250,964	12,859,617

Total liabilities and partners’ capital	$13,348,577	$12,882,509

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$491,235	$135,158

EXPENSES:
Partnership administration	31,096	15,531
Legal and accounting	16,897	8,925
Computer costs	261	280

Total expenses	48,254	24,736

INTEREST AND OTHER INCOME	17,700	2,908

NET INCOME	$460,681	$113,330

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$85,660	$210,519

CLASS B	$375,021	$(97,189)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.06	$0.15

CLASS B	$1.41	$(0.37)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,386,674	1,387,253

CLASS B	266,606	266,027

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	1,387,253	$12,119,023	266,027	$97,189	$0	$12,216,212
Class A conversions	(7,500)	(66,252)	7,500	66,252	0	0
Class B conversions	4,450	0	(4,450)	0	0	0
Net income	0	759,499	0	178,644	0	938,143
Distributions of operating cash flows ($0.21 per weighted-average Class A Unit)	0	(294,738)	0	0	0	(294,738)

BALANCE, December 31, 2004	1,384,203	12,517,532	269,077	342,085	0	12,859,617

Class A conversions	(2,362)	(21,364)	2,362	21,364	0	0
Class B conversions	4,833	6,472	(4,833)	(6,472)	0	0
Net income	0	85,660	0	375,021	0	460,681
Distributions of operating cash flows ($0.05 per weighted-average Class A Unit)	0	(69,334)	0	0	0	(69,334)

BALANCE, March 31, 2005	1,386,674	$12,518,966	266,606	$731,998	$0	$13,250,964

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$460,681	$113,330
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(491,235)	(135,158)
Operating distributions received from joint ventures	50,931	252,462
Changes in operating assets and liabilities:
Due from affiliate	2,254	0
Accounts payable and accrued expenses	1,998	9,692
Due to affiliates	3,389	0

Total adjustments	(432,663)	126,996

Net cash provided by operating activities	28,018	240,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	1,027,219	0

Net cash provided by investing activities	1,027,219	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(225,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,055,237	14,897

CASH AND CASH EQUIVALENTS, beginning of period	4,082,376	1,362,761

CASH AND CASH EQUIVALENTS, end of period	$5,137,613	$1,377,658

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$69,334	$0

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. The limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(2)

1. Alstom Power-Knoxville
    Building(1)

A three-story office building located in Knoxville, Tennessee

2. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. Ohmeda Building

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in other joint ventures and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates— Fremont”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(2)	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(2)

7.111 Southchase Boulevard

A two-story manufacturing and office building located in Fountain Inn, South Carolina

8. 20/20 Building

A three-story office building located in Leawood, Kansas

9. Johnson Matthey Building(3)

A one-story office building and warehouse located in Wayne, Pennsylvania

10. Gartner Building(4)

A two-story office building located in Ft. Myers, Florida

(1)	This property was sold in March 2005.
(2)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(3)	This property was sold in October 2004.
(4)	This property was sold in April 2005.

Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XII, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On October 5, 2004, Fund XI-XII-REIT Associates sold the Johnson Matthey Building to an unrelated third party for a gross sale price of $10,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,500,000 and was allocated a gain of approximately $632,000.

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power—Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,027,000 and was allocated a gain of approximately $446,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until the limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Class B Units until the limited partners have received an amount necessary to equal the net cash from operations previously distributed to the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net Income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership’s Net Income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $9,203 and $19,023 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of

$17,847 and $12,919 for the three months ended March 31, 2005, and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $2,254 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $2,330 are included in due to affiliates in the accompanying balance sheet. As of March 31, 2005, administrative reimbursements due to Wells Management and Wells Capital of $5,719 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENTS IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in ten properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, see the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the joint ventures for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations			Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund IX-X-XI-REIT Associates	$910,601	$936,997	$450,581	$357,018	$5,218,629	(1)	$177,451	$5,669,210	$534,469
Fund X-XI Associates	0	0	9,865	25,233	0		0	9,865	25,233
Fund XI-XII-REIT Associates	12,013	272,273	(226,426)	32,744	183,781		263,992	(42,645)	296,736

	$922,614	$1,209,270	$234,020	$414,995	$5,402,410		$441,443	$5,636,430	$856,438

(1)	Includes a gain of $5,072,599 recognized on the sale of the Alstom Power-Knoxville Building, of which $445,810 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates —Orange County	$0	$0	$0	$(6,220)	$0	$(986)	$0	$(7,206)
Fund X-XI-REIT Associates —Fremont	117,484	225,660	43,853	130,209	0	0	43,853	130,209

	$117,484	$225,660	$43,853	$123,989	$0	$(986)	$43,853	$123,003

5.	SUBSEQUENT EVENT

On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party. The gross sales price, excluding closing costs, for the Gartner Building was approximately $12.5 million. As a result of the sale, the Partnership received net sale proceeds of approximately $3.2 million and was allocated a gain of approximately $1.2 million. The Partnership holds equity interests of approximately 17% in Fund XI-XII-REIT Associates, the former owner of the Gartner Building. The gain recognized from the sale of the Gartner Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “cautionary note regarding forward-looking statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our annual report filed on Form 10-K for the year ended December 31, 2004.

Overview

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are in the holding phase of our life cycle. Through our investments in the Joint Ventures, we originally acquired interests in eleven properties, four of which, the Cort Building, the Johnson Matthey Building, the Alstom Power—Knoxville Building, and the Gartner Building, have been sold. Our focus at this time involves increasing the current occupancy level within the Joint Venture’s portfolio, and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

The start of 2005 has brought a number of positive events. The Alstom Power—Knoxville Building was sold for approximately $12,000,000, well above the original purchase price for this asset. After the close of the quarter, the Gartner Building was sold as part of a larger package sale, and this transaction also reflected a significant increase over the initial purchase price. Lastly, we announced the distribution of net sale proceeds to the limited partners, scheduled for the second quarter 2005, totaling $2,300,000 from the sales of the Cort Building and the Johnson Matthey Building.

The weighted-average occupancy for the portfolio has fallen to 35% with the sales of two well-leased assets in 2005. We face some near-term leasing issues that may negatively affect our operating performance. The 111 Southchase Boulevard property and the 20/20 Building are 100% vacant, and the sole tenant of the Ohmeda Building has a lease expiring in April 2005. While these leasing challenges may impact performance, we are working aggressively with existing and potential tenants in these markets to minimize any negative effects to the extent possible.

The first quarter 2005 annualized operating distribution rate to the Class A unit holders was 2.0%, after reserving the operating distributions in the prior quarter. The General Partners anticipate that operating distributions may be reserved or remain relatively low in the near term due to various issues, including: (i) leasing costs for the remaining vacant space at the 360 Interlocken Building, (ii) re-leasing costs for the 20/20 Building, 111 Southchase Boulevard, and the Ohmeda Building, (iii) funding other capital improvements for the 20/20 Building and 47320 Kato Road, and (iii) recent property dispositions. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if further distributions of the net sale proceeds from the property sales are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	As mentioned previously, the Alstom Power—Knoxville Building was sold on March 15, 2005, following the lease renewal and extension with Alstom Power, Inc. As a result of the sale, the Partnership received net sale proceeds of approximately $1,027,000. The General Partners will review the potential capital needs at the remaining properties in the Partnership to determine if all, or a portion of, these proceeds can be distributed in 2005.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We recently signed two new leases that increased the building occupancy to 93% in the first quarter 2005. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in April 2005, and we are focused on lease negotiations for this asset.

•	The Cort Building was sold in September 2003, and the Partnership received net sale proceeds of approximately $1,316,000. Our General Partners plan to distribute these proceeds in May 2005.

•	We have signed a new lease with TCI International, Inc. (“TCI”) at 47320 Kato Road, located in Fremont, California, in the Silicon Valley area. TCI was previously subleasing the building from Fairchild Technologies. We have now completed a direct lease with TCI, beginning in December 2004 and extending through November 2009.

•	111 Southchase Boulevard in Fountain Inn, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset.

•	The 20/20 Building, located in Leawood, Kansas, is currently vacant. We have engaged our local leasing team and are marketing this asset aggressively for lease.

•	The Johnson Matthey Building was sold on October 5, 2004, and the Partnership received approximately $2,530,000 in net sale proceeds. Our General Partners are planning to distribute $984,000 to the limited partners in the second quarter 2005. The remaining net sale proceeds are being reserved to fund capital costs discussed previously.

•	The Gartner Building, located in Fort Myers, Florida, was sold on April 13, 2005, as part of a larger package sale. As a result of the sale, the Partnership received net sale proceeds of approximately $3,200,000. The General Partners will review the potential capital needs at the remaining properties in the Partnership to determine if all, or a portion of, these proceeds can be distributed in 2005.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $491,235 and $135,158 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase in equity in income of Joint Ventures is primarily attributable to (i) gain on sale of the Alstom Power—Knoxville Building in March 2005, and (ii) a reduction in depreciation expense for the Gartner Building as a result of being classified as held for sale effective February 25, 2005, and (iii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iv) a decrease in operating income generated by Fund XI-XII-REIT Associates, as a result of the sale of Johnson Matthey Building in October 2004, (v) a decrease in operating income generated by Fund XI-XII-REIT Associates as the sole tenant of the 20/20 Building, Sprint, vacated this property in May 2004, (vi) a decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments in 2004 with the sole tenant of the Alstom Power—Knoxville Building and the majority tenant of 360 Interlocken Building to extend their lease terms at the respective current prevailing market rates, which were less than the rates previously charged, and (vii) a decrease in operating income generated by Fund X-XI-REIT Associates—Fremont as a result of entering into a lease renewal with sole tenant in December 2004 at current prevailing market rate, which was less than the rate previously charged.

We expect future equity in income of Joint Ventures to decrease as a result of the sales of the Alstom Power—Knoxville Building in March 2005 and the Gartner Building in April 2005 and the expiration of the lease with the sole tenant of the Ohmeda Building in April 2005.

Expenses of the Partnership

Our total expenses were $48,254 and $24,736 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to the increase in Tennessee partnership franchise and excise taxes as well as increases in administrative salaries, accounting fees, legal fees, and printing costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $28,000, as compared to approximately $240,000 for the three months ended March 31, 2004. The decline in net operating cash flows is primarily attributable to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) absorbing rent abatements for the Alstom Power-Knoxville Building in the fourth quarter 2004, (ii) a decline in operating cash flows as a result of entering into leases with the sole tenant of the Alstom Power-Knoxville Building and 47320 Kato Road, and the majority tenant at the 360 Interlocken Building at the respective current prevailing market rates, which were less than the rates previously charged (iii) the October 2004 sale of the Johnson Matthey Building, and (iv) the early lease termination at the 20/20 Building in May 2004. Future operating distributions are expected to remain low or be reserved as a result of (i) the sale of the Alstom Power—Knoxville Building in March 2005 and the Gartner Building in April 2005 as well as funding the Partnership’s pro-rata share of: (ii) anticipated capital improvements at the 20/20 Building and 47320 Kato Road, and (iii) anticipated re-leasing costs for the Ohmeda Building, the 20/20 Building, and 111 Southchase Boulevard.

We believe that the cash on hand and distributions are sufficient to cover our working capital needs, including liabilities of approximately $98,000 as of March 31, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Joint Venture partners on a pro-rata basis.

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

As of March 31, 2005, we had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0		$0	$1,315,906
Johnson Matthey Building (sold in 2004)	9,675,000	26%	2,529,819	0		0	2,529,819
Alstom Power Building (sold in March 2005)	$11,688,089	9%	1,027,219	0		0	1,027,219

Total			$4,872,944	$0		$0	$4,872,944

Upon evaluating the capital needs of the existing properties in which we hold interests, our General Partners announced their intention to distribute net sale proceeds of approximately $2,300,000 in the second quarter of 2005 as discussed below and to retain the residual balance of approximately $2,573,000 to help fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements for the 20/20

Building and 47320 Kato Road, and re-leasing costs anticipated to be required in connection with the re-leasing of the Ohmeda Building, 111 Southchase Boulevard, and the 20/20 Building. Net sale proceeds of approximately $3,200,000 from the April 13, 2005 sale of the Gartner Building were held by Fund XI-XII-REIT Associates and were transferred to the Partnership in April 2005.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $2,300,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2004. From total net sale proceeds of approximately $4,872,944, the General Partners intend to distribute approximately $2,300,000 to the limited partners in connection with the aforementioned distribution, and retain the residual balance of approximately $2,572,944 in reserve in order to fund future operating costs of the Partnership.

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

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

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

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

Subsequent	Event

On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party. The gross sales price, excluding closing costs, for the Gartner Building was approximately $12.5 million. As a result of the sale, the Partnership received net sale proceeds of approximately $3.2 million and was allocated a gain of approximately $1.2 million. The Partnership holds equity interests of approximately 17% in Fund XI-XII-REIT Associates, the former owner of the Gartner Building. The gain recognized from the sale of the Gartner Building may be adjusted as additional information becomes available in subsequent periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected or are likely to materially affect the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sold Director of Wells Capital, Inc.

May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the Alstom Power—Knoxville Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the period ending March 31, 2005, Commission File No. 0-22039, and hereby incorporated by this reference)

10.2	Purchase and Sale Agreement for the Gartner Building, AT&T Oklahoma Building, AmeriCredit Building, and John Wiley Building (previously filed with the Commission as Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the period ending March 31, 2005, Commission File No. 0-25739, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002