Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND XI L P
filed 2005-08-12
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND XI, L.P.

WELLS REAL ESTATE FUND XI, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$6,045,351	$8,710,862
Cash and cash equivalents	6,037,426	4,082,376
Due from affiliate	0	2,254
Due from joint ventures	62,174	87,017

Total assets	$12,144,951	$12,882,509

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$46,212	$20,562
Due to affiliates	5,355	2,330

Total liabilities	51,567	22,892

PARTNERS’ CAPITAL:
Limited partners:
Class A—1,419,174 and 1,384,203 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	11,638,796	12,517,532
Class B—234,106 and 269,077 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	454,588	342,085
General partners	0	0

Total partners’ capital	12,093,384	12,859,617

Total liabilities and partners’ capital	$12,144,951	$12,882,509

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$1,164,662	$185,941	$1,655,897	$321,099

EXPENSES:
Partnership administration	32,774	49,804	63,870	65,335
Legal and accounting	16,210	9,251	33,107	18,176
Computer costs	582	699	843	979

Total expenses	49,566	59,754	97,820	84,490

INTEREST AND OTHER INCOME	27,322	2,913	45,023	5,821

NET INCOME	1,142,418	$129,100	$1,603,100	$242,430

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$40,908	$129,100	$126,568	$339,619

CLASS B	$1,101,510	$0	$1,476,532	$(97,189)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.03	$0.09	$0.09	$0.24

CLASS B	$4.71	$0.00	$5.90	$(0.37)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,419,174	1,387,003	1,402,924	1,387,128

CLASS B	234,106	266,277	250,356	266,152

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	1,387,253	$12,119,023	266,027	$97,189	$0	$12,216,212
Class A conversions	(7,500)	(66,252)	7,500	66,252	0	0
Class B conversions	4,450	0	(4,450)	0	0	0
Net income	0	759,499	0	178,644	0	938,143
Distributions of operating cash flows ($0.21 per weighted-average Class A Unit)	0	(294,738)	0	0	0	(294,738)

BALANCE, December 31, 2004	1,384,203	12,517,532	269,077	342,085	0	12,859,617
Class A conversions	(2,862)	(25,878)	2,862	25,878	0	0
Class B conversions	37,833	97,465	(37,833)	(97,465)	0	0
Net income	0	126,568	0	1,476,532	0	1,603,100
Distributions of net sales proceeds ($0.72 and $5.16 per Class A Unit and Class B Unit, respectively)	0	(1,007,557)	0	(1,292,442)	0	(2,299,999)
Distributions of operating cash flows ($0.05 per weighted-average Unit)	0	(69,334)	0	0	0	(69,334)

BALANCE, June 30, 2005	1,419,174	$11,638,796	234,106	$454,588	$0	$12,093,384

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,603,100	$242,430
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,655,897)	(321,099)
Operating distributions received from joint ventures	108,005	530,629
Operating changes in assets and liabilities:
Decrease in due from affiliate	2,254	0
Increase in accounts payable and accrued expenses	25,650	8,078
Increase in due to affiliates	3,025	0

Total adjustments	(1,516,963)	217,608

Net cash provided by operating activities	86,137	460,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	4,264,394	0
Investment in joint ventures	(26,148)	0

Net cash provided by investing activities	4,238,246	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(69,334)	(225,429)
Net sales proceeds distributions paid to limited partners	(2,299,999)	0

Net cash used in financing activities	(2,369,333)	(225,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,955,050	234,609
CASH AND CASH EQUIVALENTS, beginning of period	4,082,376	1,362,761

CASH AND CASH EQUIVALENTS, end of period	$6,037,426	$1,597,370

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$225,388

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

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

2. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. 1315 West Century Drive (formerly the “Ohmeda Building”)

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates— Fremont”)	• Fund X-XI Associates • Wells Operating Partnership, L.P.(2)	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(2)

7. 111 Southchase Boulevard

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

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power—Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,023,000 and was allocated a gain of approximately $442,000.

On April 13, 2005, Fund XI-XII-REIT Associates sold the Gartner Building to an unrelated third party for a gross sale price of $12,520,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,241,000 and was allocated a gain of approximately $1,175,000. The gain recognized from the sale of the Gartner Building may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners on a quarterly basis. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until the limited partners have received a 10% per annum return on their respective net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is to be allocated 90% to the limited partners holding Class A Units and 10% to the General Partners. No distributions of net cash from operations will be made to limited partners holding Class B Units.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to

(a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $2,444 and $14,463 for the three months ended June 30, 2005 and 2004, respectively, and $11,647 and $33,487 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $17,582 and $23,073 for the three months ended June 30, 2005 and 2004, respectively, and $35,429 and 35,992 for the six months June 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $2,254 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $2,330 are included in due to affiliates in the accompanying balance sheet. As of June 30, 2005, administrative reimbursements due to Wells Management and Wells Capital of $5,355 are included in due to affiliates in the accompanying balance sheet.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the joint ventures for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund IX-X-XI-REIT Associates	$866,967	$851,864	$446,434	$282,642	$(48,612)		$147,369	$397,822	$430,011
Fund X-XI Associates	0	0	14,003	31,856	0		0	14,003	31,856
Fund XI-XII-REIT Associates	7,996	481,005	(211,102)	251,879	4,509,019	(1)	263,549	4,297,917	515,428

	$874,963	$1,332,869	$249,335	$566,377	$4,460,407		$410,918	$4,709,742	$977,295

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations			Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund IX-X-XI-REIT Associates	$1,777,569	$1,788,861	$897,016	$639,660	$5,170,016	(1)	$324,821	$6,067,032	$964,481
Fund X-XI Associates	0	0	23,868	57,088	0		0	23,868	57,088
Fund XI-XII-REIT Associates	20,009	753,278	(438,219)	284,622	4,693,491	(2)	527,541	4,255,272	812,163

	$1,797,578	$2,542,139	$482,665	$981,370	$9,863,507		$852,362	$10,346,172	$1,833,732

(1)	Includes a gain of approximately $5,027,000 recognized on the sale of the Alstom Power-Knoxville Building, of which approximately $442,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of approximately $4,493,000 recognized on the sale of the Gartner Building, of which approximately $1,175,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint ventures in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$(1,353)	$0	$(17,958)	$0	$(19,311)
Fund X-XI-REIT Associates—Fremont	122,726	225,660	62,247	120,802	0	0	62,247	120,802

	$122,726	$225,660	$62,247	$119,449	$0	$(17,958)	$62,247	$101,491

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund X-XI-REIT Associates—Orange County	$0	$0	$0	$(7,573)	$0	$(18,944)	$0	$(26,517)
Fund X-XI-REIT Associates—Fremont	240,210	451,320	106,100	251,011	0	0	106,100	251,011

	$240,210	$451,320	$106,100	$243,438	$0	$(18,944)	$106,100	$224,494

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We originally owned interests in eleven properties, of which four properties have been sold as of June 30, 2005. Our focus at this time involves increasing the current occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors.

During the first quarter of 2005, the Alstom Power—Knoxville Building was sold for a gross sales price of $12,000,000, which is well in excess of the initial purchase price for this asset. During the second quarter of 2005, the Gartner Building was sold as part of a large package sale, for a gross sales price of $12,520,000, which is also well in excess of the initial purchase price. We completed the first distribution of net sale proceeds to the limited partners in May 2005, for approximately $2,300,000. We have also announced the next planned distribution of net proceeds to limited partners for approximately $4,500,000 from the sales of the Johnson Matthey Building, the Alstom Power—Knoxville Building, and the Gartner Building, which is scheduled for the fourth quarter of 2005.

The weighted-average occupancy for the portfolio has fallen to approximately 25% as a result of holding interests in three vacant properties and selling of two well-leased assets in 2005. We are facing some near-term leasing issues that may negatively impact our future operating performance. While these leasing challenges may impact performance, we are working aggressively with potential tenants in these markets to minimize negative financial effects.

The second quarter 2005 operating distributions were reserved due to the number of vacancies in the portfolio and the reduced cash flow from property sales. We anticipate that operating distributions will be reserved or remain low in the near term due to various issues, including (i) funding anticipated leasing costs for the remaining vacant space at the 360 Interlocken Building; (ii) anticipated re-leasing costs for the 20/20 Building, 111 Southchase Boulevard, and 1315 West Century Drive; (iii) funding other anticipated capital improvements for the 20/20 Building; and (iv) reduced operating cash flow due to the property sales. Once the details surrounding the extent of the capital requirements become known, we will evaluate if further distributions of the net sale proceeds from the property sales are appropriate.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The Alstom Power—Knoxville Building sold on March 15, 2005, following a lease renewal and extension with Alstom Power, Inc., for a gain of approximately $5,027,000 of which approximately $442,000 was allocated to the Partnership.

•	The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We signed a new lease in the second quarter that increased the building occupancy to 97%. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and we are aggressively pursuing leasing opportunities for this asset.

•	We have signed a new lease at 47320 Kato Road, located in Fremont, California. TCI International (“TCI”) previously subleased the building from Fairchild Technologies. We have now completed a direct lease with TCI, beginning in December 2004 and extending through November 2009.

•	The Cort Building was sold in September 2003 for a loss of approximately $379,000 of which approximately $90,000 was allocated to the Partnership.

•	The 111 Southchase Boulevard property in Greenville, South Carolina, is currently vacant. We are pursuing a number of market opportunities for this asset.

•	The 20/20 Building, located in Kansas City, Kansas, is currently vacant. We have engaged our local leasing team and are marketing this asset aggressively for lease.

•	The Johnson Matthey Building was sold on October 5, 2004, for a gain of approximately $2,419,000, of which approximately $632,000 was allocated to the Partnership.

•	The Gartner Building, located in Fort Myers, Florida, was sold on April 13, 2005, as part of a larger package sale, for a gain of approximately $4,493,000, of which approximately $1,175,000 was allocated to the Partnership.

•

As of June 30, 2005, the property sales described above generated approximately $8,110,000 in net sales proceeds allocated to the Partnership, of which approximately $2,300,000 has been distributed to the limited partners, approximately $1,310,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated capital improvements and leasing costs for the 360 Interlocken Building, the 20/20

Building, 47320 Kato Road, 1315 West Century Drive, and 111 Southchase Boulevard, and approximately $4,500,000 is earmarked to be distributed to the limited partners in the fourth quarter of 2005.

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,164,662 and $185,941 for the three months ended June 30, 2005 and 2004, respectively, and $1,655,897 and $321,099 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to (i) the gain allocated to the Partnership as a result of the sale of the Gartner Building in the second quarter of 2005 and (ii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iii) a decline in net rental revenues resulting from the expiration of the leases of the sole tenants of the 20/20 Building in May 2004 and 1315 West Century Drive in April 2005, (iv) entering into lease amendments in 2004 with the majority tenant of 360 Interlocken Building and the sole tenant of 47320 Kato Road to extend their respective lease terms at lower rates.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of the Gartner Building in April 2005 and the expiration of the lease with the sole tenant of 1315 West Century Drive in April 2005.

Expenses of the Partnership

Our total expenses were $49,566 and $59,754 for the three months ended June 30, 2005 and 2004, respectively, and $97,820 and $84,490 for the six months ended June 30, 2005 and 2004, respectively. The decrease for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, is primarily attributable to lower administrative salaries and postage and delivery expenses in 2005.

The increase for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is primarily a result of (i) an increase in the 2004 estimated Tennessee partnership franchise and excise taxes incurred in the first quarter of 2005, and (ii) an increase in legal fees resulting from additional reporting and regulatory requirements in the second quarter of 2005. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $86,000, as compared to approximately $460,000 for the six months ended June 30, 2004. The decline in net operating cash flows is primarily attributable to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) entering into leases with the sole tenant of the 47320 Kato Road and the majority tenant at the 360 Interlocken Building at lower rates; (ii) the sales of the Johnson Matthey Building in October 2004, the Alstom Power—Knoxville Building in March 2005, and the Gartner Building in April 2005; and (iii) the early lease termination at the 20/20 Building in May 2004. Future operating distributions are expected to remain low or be reserved as a result of (i) lower operating cash flow due to the aforementioned property sales; (ii) the expiration of the lease of the sole tenant of 1315 West Century Drive in April 2005; (iii) funding future capital improvements and leasing costs for the 360 Interlocken Building, the 20/20 Building, 47320 Kato Road, 1315 West Century Drive, and 111 Southchase Boulevard.

We believe that the cash on hand and distributions are sufficient to cover our working capital needs, including liabilities of approximately $52,000 as of June 30, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating and net sale proceeds cash flows.

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

As of June 30, 2005, we had received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0		$1,315,906	$0
Johnson Matthey Building (sold in 2004)	9,675,000	26%	2,529,819	0		984,093	1,545,726
Alstom Power— Knoxville Building (sold in March 2005)	11,641,389	9%	1,023,115	0		0	1,023,115
Gartner Building (sold in April 2005)	$12,395,896	26%	3,241,279	0		0	3,241,279

Total			$8,110,119	$0		$2,299,999	$5,810,120

During the second quarter 2005, we received net sale proceeds of approximately $3,200,000 from the sale of the Gartner Building and distributed net sale proceeds of approximately $2,300,000 to the limited partners. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $1,310,000 will be necessary to fund the Partnership’s pro-rata share of the costs anticipated in connection with capital improvements and re-leasing costs for the 360 Interlocken Building, 1315 West Century Drive, 47320 Kato Road, the 20/20 Building, and 111 Southchase Boulevard. Accordingly, our General Partners anticipate distributing residual net sale proceeds of approximately $4,500,000 in the fourth quarter of 2005, as further discussed below.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $4,500,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or distributions may be made at a lower amount.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the three months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months and six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held by the Partnership at June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership.

However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected or are likely to materially affect the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
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