Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND XI L P
filed 2006-11-13
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XI, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$5,913,931	$6,094,820
Cash and cash equivalents	1,292,633	1,431,596
Due from joint ventures	42,514	29,284
Other assets	5,598	28

Total assets	$7,254,676	$7,555,728

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$15,249	$63,962
Due to affiliates	4,891	6,137

Total liabilities	20,140	70,099

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,420,174 units issued and outstanding	7,234,536	7,485,629
Class B – 233,106 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	7,234,536	7,485,629

Total liabilities and partners’ capital	$7,254,676	$7,555,728

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(89,414)	$(62,015)	$(196,832)	$1,593,882

EXPENSES:
Partnership administration	18,648	38,627	72,291	103,341
Legal and accounting	6,844	23,237	38,967	56,344

Total expenses	25,492	61,864	111,258	159,685

INTEREST AND OTHER INCOME	16,791	46,983	56,997	92,006

NET INCOME (LOSS)	$(98,115)	$(76,896)	$(251,093)	$1,526,203

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(98,115)	$0	$(251,093)	$126,568

CLASS B	$0	$(76,896)	$0	$1,399,635

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.07)	$0.00	$(0.18)	$0.09

CLASS B	$0.00	$(0.33)	$0.00	$5.72

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,420,174	1,420,174	1,420,174	1,408,674

CLASS B	233,106	233,106	233,106	244,606

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	1,384,203	$12,517,532	269,077	$342,085	$0	$12,859,617

Class A conversions	(2,862)	(25,878)	2,862	25,878	0	0
Class B conversions	38,833	99,407	(38,833)	(99,407)	0	0
Net income (loss)	0	(172,777)	0	1,668,121	0	1,495,344
Distributions of operating cash flow ($0.05 per weighted-average Class A Unit)	0	(69,332)	0	0	0	(69,332)
Distributions of net sale proceeds ($3.45 and $8.01 per weighted-average Class A Unit and Class B Unit, respectively)	0	(4,863,323)	0	(1,936,677)	0	(6,800,000)

BALANCE, December 31, 2005	1,420,174	7,485,629	233,106	0	0	7,485,629

Net loss	0	(251,093)	0	0	0	(251,093)

BALANCE, September 30, 2006	1,420,174	$7,234,536	233,106	$0	$0	$7,234,536

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(251,093)	$1,526,203
Operating distributions received from joint ventures	101,567	170,180
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss of joint ventures	196,832	(1,593,882)
Changes in assets and liabilities:
Decrease in due from affiliate	0	2,254
Increase in other assets	(5,570)	0
(Decrease) increase in accounts payable and accrued expenses	(48,713)	33,632
(Decrease) increase in due to affiliates	(1,246)	2,281

Net cash (used in) provided by operating activities	(8,223)	140,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	4,264,807
Investment in joint ventures	(130,740)	(174,669)

Net cash (used in) provided by investing activities	(130,740)	4,090,138

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(69,333)
Net sales proceeds distributions paid to limited partners	0	(2,299,999)

Net cash used in financing activities	0	(2,369,332)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(138,963)	1,861,474

CASH AND CASH EQUIVALENTS, beginning of period	1,431,596	4,082,376

CASH AND CASH EQUIVALENTS, end of period	$1,292,633	$5,943,850

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

2. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

5. 1315 West Century Drive

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.(2)	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII- REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.(2)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006, other assets is comprised primarily of interest income receivable.

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter in 2006, of which approximately $31,000 is allocable to the Partnership. This impairment loss is included in income (loss) from continued operations for the three months and nine months ended September 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund IX-X-XI-REIT Associates	$593,187	$567,832	$(151,540)	$ 66,057	$ 0	$ 7,145	$(151,540)	$ 73,202
Fund X-XI Associates	0	0	10,562	13,199	0	0	10,562	13,199
Fund XI-XII-REIT Associates	0	39	(307,886)	(274,020)	(95)	(8,949)	(307,981)	(282,969)

	$593,187	$567,871	$(448,864)	$(194,764)	$(95)	$(1,804)	$(448,959)	$(196,568)

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund IX-X-XI-REIT Associates	$1,767,820	$2,345,401	$ 83,312	$ 963,073	$ 0	$5,177,161	$ 83,312	$ 6,140,234
Fund X-XI Associates	0	0	41,601	37,067	0	0	41,601	37,067
Fund XI-XII-REIT Associates	0	20,048	(853,427)	(712,239)	5,862	4,684,542	(847,565)	3,972,303

	$1,767,820	$2,365,449	$(728,514)	$ 287,901	$5,862	$9,861,703	$(722,652)	$10,149,604

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund X-XI-REIT Associates – Fremont	$117,756	$118,133	$46,950	$58,674	$0	$0	$46,950	$58,674

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund X-XI-REIT Associates – Fremont	$384,926	$358,344	$184,926	$164,774	$0	$0	$184,926	$164,774

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$ 0	$0	$ 0	$145,199	$5,031,962	$5,177,161
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0
Fund XI-XII-REIT Associates	5,862	0	5,862	204,646	4,479,896	4,684,542

	$5,862	$0	$5,862	$349,845	$9,511,858	$9,861,703

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $2,372 and $2,952 for the three months ended September 30, 2006 and 2005, respectively, and $7,050 and $14,534 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $13,619 and $15,094 for the three months ended September 30, 2006 and 2005, respectively, and $39,520 and $50,523 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of September 30, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENTS

Leasing Activity

On October 27, 2006, Fund XI-XII-REIT Associates entered into a sixty-month lease agreement (“Agreement”) with Caterpillar, Inc. (“Caterpillar”) to occupy the entire building of 111 Southchase Boulevard. The lease is scheduled to commence January 1, 2007. Monthly base rent payable is approximately $54,000 and scheduled to increase by approximately 2.5% annually. As a result of entering into the Agreement, Caterpillar is entitled to a landlord-funded tenant improvement allowance of up to approximately $911,350.

Purchase and Sale Agreement

On November 7, 2006, Fund IX-X-XI-REIT Associates entered into a purchase and sale agreement to sell 1315 West Century Drive to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on December 7, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the fourth quarter of 2006.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We originally owned interests in eleven properties, of which four properties have been sold as of September 30, 2006. Our focus at this time involves increasing the current occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

Following the third quarter of 2006, Fund XI-XII-REIT Associates entered into a 60-month lease agreement with Caterpillar to occupy the entire building at 111 Southchase Boulevard targeted to commence January 1, 2007. After the Caterpillar lease execution, the weighted-average occupancy for the portfolio will be approximately 71% as a result of holding interests in two vacant properties and selling two well-leased assets in 2005. We are facing some near-term leasing issues that negatively impact our operating performance. While these leasing challenges may impact performance, we are working aggressively with potential tenants in these markets to minimize negative financial effects.

The third quarter 2006 operating distributions to limited partners were reserved due to the number of vacancies in the portfolio and the reduced cash flow resulting from property sales. We anticipate that operating distributions will be reserved or remain low in the near-term due to various issues, including re-leasing costs for 111 Southchase Boulevard and anticipated capital improvements and anticipated re-leasing costs for the 20/20 Building. Once the details surrounding the extent of the capital requirements become known, we will evaluate if further distributions of the net sale proceeds from the property sales would be appropriate.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs, and portfolio costs. As we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and to minimize contingencies and our post-closing involvement with the buyer.

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

•

The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and this property is currently vacant. This property is currently under contract for sale.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, will be 100% leased following the 60-month lease execution with Caterpillar.

•	The 20/20 Building, located in Leawood, Kansas, is currently vacant. We have engaged our local leasing team and are marketing this property aggressively for lease.

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

Short-Term Liquidity

We used net operating cash flows, which include operating distributions received from the Joint Ventures during the nine months ended September 30, 2006 of approximately $8,000 and generated net operating cash inflows of approximately $141,000 for the nine months ended September 30, 2005. The decrease in net operating cash flows is primarily attributable to (i) payment of additional Tennessee partnership franchise and excise taxes as a result of the gain recognized on the sale of the Alstom Power – Knoxville Building, (ii) a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties, and (iii) the corresponding decline in operating distributions received from the Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily due to lower cash flows as a result of (i) the sales of the Alstom Power – Knoxville Building in March 2005 and the Gartner Building in April 2005, and (ii) the expiration of the lease of the sole tenant at 1315 West Century Drive in April 2005, partially offset by (iii) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill. Future operating distributions from the Joint Ventures are expected to decline in the near-term as a result of funding our pro-rata share of re-leasing costs for 111 Southchase Boulevard and the anticipated capital improvements and re-leasing costs for the 20/20 Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We invested approximately $131,000 and approximately $175,000 in Fund XI-XII-REIT Associates during the nine months ended September 2006 and 2005, respectively, due to the vacancies at the properties owned by the joint venture.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $20,000, due as of September 30, 2006. During the remainder of 2006, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

As of September 30, 2006, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$ 0	–	$1,315,906	$ 0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	–	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	–	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	100,000	• Fund operating expenses (2006)	1,930,747	1,210,784

Total			$8,110,784	$100,000		$6,800,000	$1,210,784

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve the net sale proceeds on hand as of September 30, 2006 to fund our pro-rata share of the re-leasing costs for 111 Southchase Boulevard and the anticipated costs in connection with capital improvements and re-leasing for the 20/20 Building.

Results of Operations

Equity in income (loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(89,414) and $(62,015) for the three months ended September 30, 2006 and 2005, respectively. The 2006 increase is primarily attributable to (i) recognizing an impairment loss at 1315 West Century Drive, partially offset by (ii) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006, and (iii) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill.

Equity in income (loss) of Joint Ventures was $(196,832) and $1,593,882 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decrease is primarily attributable to (i) gains recognized from the 2005 sales of the Alstom Power – Knoxville Building and the Gartner Building, (ii) a decline in operating income resulting from the aforementioned sales, (iii) recognizing an impairment loss at 1315 West Century Drive, and (iv) the expiration of the lease of the sole tenant at 1315 West Century Drive in April 2005, partially offset by (v) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006, and (vi) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill.

We expect equity in income of Joint Ventures to increase as a result of the lease execution with Caterpillar at 111 Southchase Boulevard and recognizing a non-recurring impairment loss at 1315 West Century Drive in the third quarter of 2006.

Expenses

Our total expenses were $25,492 and $61,864 for the three months ended September 30, 2006 and 2005, respectively, and $111,258 and $159,685 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases are primarily attributable to (i) a decline in administrative salaries relative to the decrease in the size of the portfolio as a result of the sales of properties, (ii) a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the Alstom Power – Knoxville Building, and (iii) a decline in legal and accounting fees as there were no property sales in the current year.

We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements, partially offset by the aforementioned decrease in Tennessee partnership franchise and excise taxes.

Interest and Other Income

Interest and other income was $16,791 and $46,983 for the three months ended September 30, 2006 and 2005, respectively, and $56,997 and $92,006 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distributions of net sale proceeds in May 2005 and November 2005, partially offset by an increase in the daily interest yield.

Future levels of interest income are expected to decrease resulting from the decline in net sales proceeds held following the distribution of net sales proceeds in November 2006.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of September 30, 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $31,000 was allocated to the Partnership.

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

Subsequent Event

On November 7, 2006, Fund IX-X-XI-REIT Associates entered into a purchase and sale agreement to sell 1315 West Century Drive to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on December 7, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the fourth quarter of 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XI, L.P.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description
10.1	Lease Agreement with Caterpillar, Inc. for the 111 Southchase Boulevard property

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002