Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND XI L P
filed 2007-05-11
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XI, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	March 31, 2007	December 31, 2006
Investment in joint ventures	$5,149,866	$5,395,260
Cash and cash equivalents	2,105,146	1,806,579
Due from joint ventures	33,307	20,312
Other assets	9,347	5,596

Total assets	$7,297,666	$7,227,747

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$17,751	$17,202
Due to affiliates	11,898	4,485

Total liabilities	29,649	21,687

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,426,674 units and – 1,425,174 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	7,267,561	7,206,060
Class B – 226,606 units and 228,106 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	0	0
General partners	456	0

Total partners’ capital	7,268,017	7,206,060

Total liabilities and partners’ capital	$7,297,666	$7,227,747

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$68,932	$(53,578)

EXPENSES:
General and administrative	33,489	48,497

INTEREST AND OTHER INCOME	26,514	24,541

NET INCOME (LOSS)	$61,957	$(77,534)

NET INCOME (LOSS) ALLOCATED TO:
CLASS A	$61,501	$(77,534)

CLASS B	$0	$0

GENERAL PARTNERS	$456	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.04	$(0.05)

CLASS B	$0.00	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,426,674	1,420,174

CLASS B	226,606	233,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount

BALANCE, December 31, 2005	1,420,174	$7,485,629	233,106	$0	$0	$7,485,629

Class B conversions	5,000	0	(5,000)	0	0	0
Net loss	0	(279,569)	0	0	0	(279,569)

BALANCE, December 31, 2006	1,425,174	7,206,060	228,106	0	0	7,206,060

Class B conversions	1,500	0	(1,500)	0	0	0
Net income	0	61,501	0	0	456	61,957

BALANCE, March 31, 2007	1,426,674	$7,267,561	226,606	$0	$456	$7,268,017

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,957	$(77,534)
Operating distributions received from joint ventures	20,312	29,285
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss of joint ventures	(68,932)	53,578
Changes in assets and liabilities:
Increase in other assets	(3,751)	(5,428)
Increase (decrease) in accounts payable and accrued expenses	549	(30,543)
Increase (decrease) in due to affiliates	7,413	(1,286)

Net cash provided by (used in) operating activities	17,548	(31,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	411,759	0
Investment in joint ventures	(130,740)	(26,148)

Net cash provided by (used in) investing activities	281,019	(26,148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	298,567	(58,076)

CASH AND CASH EQUIVALENTS, beginning of period	1,806,579	1,431,624

CASH AND CASH EQUIVALENTS, end of period	$2,105,146	$1,373,548

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Wells Operating Partnership, L.P. (“Wells OP”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building(1)

A single-story warehouse and office building located in Ogden, Utah

4. 1315 West Century Drive(2)

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.

7. 111 Southchase Boulevard

A two-story manufacturing and office building located in Fountain Inn, South Carolina

8. 20/20 Building

A three-story office building located in Leawood, Kansas

9. Gartner Building(3)

A two-story office building located in Ft. Myers, Florida

(1)	The property was sold in January 2007.

(2)	The property was sold in December 2006.

(3)	This property was sold in April 2005.

Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XII, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $708,000 was distributed to the Partnership. As of September 30, 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 in order to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $134,000. Approximately $31,000 and $12,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of approximately $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $412,000 and was allocated a gain of approximately $16,000, which may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Assets

As of March 31, 2007 and December 31, 2006, other assets is comprised primarily of interest income receivable.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$384,931	$383,791	$109,499	$126,264	$209,158	$853	$318,657	$127,117
Fund X-XI Associates	0	0	14,450	12,164	0	0	14,450	12,164
Fund XI-XII-REIT Associates	403,648	0	132,931	(267,162)	388	0	133,319	(267,162)

	$788,579	$383,791	$256,880	$(128,734)	$209,546	$853	$466,426	$(127,881)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months ended March 31, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund X-XI-REIT Associates – Fremont	$125,582	$117,756	$64,234	$54,073	$0	$0	$64,234	$54,073

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$23,137	$186,021	$209,158	$853	$0	$853
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0
Fund XI-XII-REIT Associates	388	0	388	0	0	0

	$23,525	$186,021	$209,546	$853	$0	$853

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) the gross revenues collected monthly, 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $3,308 and $2,244 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $15,132 and $13,410 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of March 31, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We currently own interests in five properties following the sales of 1315 West Century Drive in the fourth quarter of 2006 and the Iomega Building in the first quarter of 2007. These sales provided us the opportunity to avoid substantial re-leasing costs. The 1315 West Century Drive property had been vacant since April 2005, and leasing interest had been minimal. While the Iomega Building was leased through April 2009, the tenant was not occupying the building, and re-leasing the building following the known vacancy would have involved considerable costs, both in terms of re-leasing costs and lost revenue during the downtime. As a result of the property sales, we anticipate distributing net sale proceeds of approximately $1.1 million to the limited partners in August 2007 from the sales of of the Gartner Building and 1315 West Century Drive.

During the fourth quarter 2006, Fund XI-XII-REIT Associates entered into a lease at 111 Southchase Boulevard with Caterpillar, Inc., which expires in December 2011, increasing the occupancy to 100%. On May 4, 2007, Fund XI-XII-REIT Associates amended and reinstated an agreement to sell 111 Southchase Boulevard to an unrelated third party for a gross sales price of $7,625,000, excluding closing costs (the “Agreement”). Pursuant to the Agreement, the inspection period has expired, and a buyer-funded deposit of $1,000,000 has become non-refundable. The Partnership expects this transaction to close in the second quarter of 2007; however, there are no assurances regarding when or if this sale will be completed.

Also during the fourth quarter 2006, Fund XI-XII-REIT Associates entered into two leases at the 20/20 Building with Blue Cross and Blue Shield of Kansas City, Missouri, and The EPOCH Group, L.C. commencing February 2007 and June 2007, respectively, both of which expire in October 2012. This increases the 20/20 Building’s occupancy to 77%. Our focus at this time involves leasing the remaining vacancy at the 20/20 Building and maximizing the operating performance of our assets in order to deliver what we believe will be the best overall performance for our limited partners.

The first quarter 2007 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved or remain low in the near-term due to various issues, including (i) funding our pro-rata share of re-leasing costs and absorbing rental abatement periods associated with the recent leases at the 20/20 Building and 111 Southchase Boulevard, (ii) funding our pro-rata share of anticipated capital improvements for the 20/20 Building, and (iii) reduced cash flows as a result of the recent property sales.

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

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power – Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property, located in Fountain Inn, South Carolina, is 100% leased through December 2011. This property is currently under contract to sell.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased. The majority of this building is leased to GAIAM, Inc. through May 2008.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

•	The 20/20 Building, located in Leawood, Kansas, is now approximately 77% leased through October 2012.

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

Short-Term Liquidity

During the three months ended March 31, 2007, we generated net operating cash flows, which include operating distributions received from the Joint Ventures of approximately $18,000. We held such net operating cash flows in reserve to fund our pro-rata share of re-leasing costs associated with the recent leases at the 20/20 Building and 111 Southchase Boulevard. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of reduced cash flows resulting in part from the sale of the Iomega Building in the first quarter of 2007.

During the three months ended March 31, 2007, we also invested cash on hand of approximately $131,000 in Fund XI-XII-REIT Associates to fund our pro-rata share of re-leasing costs incurred in connection with the new lease at 111 Southchase Boulevard. We anticipate funding our pro-rata share of the remaining re-leasing costs for 111 Southchase Boulevard and the 20/20 Building resulting from recent leasing activities at both properties and the anticipated capital improvements for the 20/20 Building.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $30,000, due as of March 31, 2007. During the remainder of 2007, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

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

As of March 31, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds as of March 31, 2007
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	1,930,747	970,784

1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	20,000	• Re-leasing 111 Southchase Boulevard (2007)	0	688,328

Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0		0	411,759

Total			$9,230,871	$360,000		$6,800,000	$2,070,871

Our General Partners anticipate distributing net sale proceeds of approximately $1.1 million in August 2007 from the sales of the Gartner Building and 1315 West Century Drive, as further discussed below.

Contractual Obligations and Commitments

In March 2007, our General Partners announced their intention to distribute net sale proceeds from the sales of the Gartner Building and 1315 West Century Drive of approximately $1.1 million in August 2007 to the limited partners of record as of June 30, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2007. Following such distribution, we intend to hold residual net sale proceeds of approximately $1.0 million in reserve to fund the remaining re-leasing costs for 111 Southchase Boulevard and the 20/20 Building and the anticipated capital improvements for the 20/20 Building.

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

Results of Operations

Equity in income (loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(53,578) for the three months ended March 31, 2006 and $68,932 for the three months ended March 31, 2007. The increase in equity in income of Joint Ventures is primarily attributable to (i) the gain recognized on the sale of the Iomega Building in January 2007, (ii) the recent leasing activity at 111 Southchase Boulevard and the 20/20 Building, partially offset by (iii) a decline in operating income resulting from the aforementioned sale. We anticipate equity in income of Joint Ventures to increase in the near-term as a result of the gain anticipated to be recognized on the sale of 111 Southchase Boulevard in the second quarter of 2007.

Expenses

Our total expenses decreased from $48,497 for the three months ended March 31, 2006 to $33,489 for the three months ended March 31, 2007. The decrease is primarily attributable to a decline in legal fees and a decline in Tennessee partnership franchise and excise taxes due to the sale of the sole Tennessee property, the Alstom Power – Knoxville Building, incurred in the first quarter of 2006. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income increased from $24,541 for the three months ended March 31, 2006 to $26,514 for the three months ended March 31, 2007. The increase is primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of the Iomega Building in January 2007 and 1315 West Century Drive in December 2006 and an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro-rata share of re-leasing costs and capital expenditures.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of March 31, 2007.

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

Related-Party Transactions

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2006, Commission File No. 0-22039)

10.2	Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building

10.3	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference