Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND XI L P
filed 2007-08-10
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006
Investment in joint ventures	$3,876,710	$5,395,260
Cash and cash equivalents	3,915,032	1,806,579
Due from joint ventures	25,595	20,312
Other assets	16,679	5,596

Total assets	$7,834,016	$7,227,747

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$11,391	$17,202
Due to affiliates	7,994	4,485

Total liabilities	19,385	21,687

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,431,174 units and 1,425,174 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	7,376,014	7,206,060
Class B – 222,106 units and 228,106 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	437,855	0
General partners	762	0

Total partners’ capital	7,814,631	7,206,060

Total liabilities and partners’ capital	$7,834,016	$7,227,747

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$551,903	$(53,840)	$620,836	$(107,418)

EXPENSES:
General and administrative	41,147	37,270	74,637	85,767

INTEREST AND OTHER INCOME	35,859	15,666	62,372	40,207

NET INCOME (LOSS)	$546,615	$(75,444)	$608,571	$(152,978)

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$108,454	$(75,444)	$169,954	$(152,978)

CLASS B LIMITED PARTNERS	$437,855	$0	$437,855	$0

GENERAL PARTNERS	$306	$0	$762	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.08	$(0.05)	$0.12	$(0.11)

CLASS B	$1.97	$ 0.00	$1.95	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,420,174	1,428,924	1,420,174

CLASS B	222,106	233,106	224,356	233,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

ST ATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	1,420,174	$7,485,629	233,106	$0	$0	$7,485,629

Class B conversions	5,000	0	(5,000)	0	0	0
Net loss	0	(279,569)	0	0	0	(279,569)

BALANCE, December 31, 2006	1,425,174	7,206,060	228,106	0	0	7,206,060

Class B conversions	6,000	0	(6,000)	0	0	0
Net income	0	169,954	0	437,855	762	608,571

BALANCE, June 30, 2007	1,431,174	$7,376,014	222,106	$437,855	$762	$7,814,631

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEME NTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$608,571	$(152,978)
Operating distributions received from joint ventures	53,620	65,037
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss of joint ventures	(620,836)	107,418
Changes in assets and liabilities:
Increase in other assets	(11,083)	(5,228)
Decrease in accounts payable and accrued expenses	(5,811)	(49,913)
Increase (decrease) in due to affiliates	3,509	(2,193)

Net cash provided by (used in) operating activities	27,970	(37,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	2,304,048	0
Investment in joint ventures	(223,565)	(104,591)

Net cash provided by (used in) investing activities	2,080,483	(104,591)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,108,453	(142,448)

CASH AND CASH EQUIVALENTS, beginning of period	1,806,579	1,431,624

CASH AND CASH EQUIVALENTS, end of period	$3,915,032	$1,289,176

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

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

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building(1)

A single-story warehouse and office building located in Ogden, Utah

4. 1315 West Century Drive(2)

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X-XI Associates • Wells Operating Partnership, L.P.	5. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Wells Operating Partnership, L.P.	6. 111 Southchase Boulevard(3) A two-story manufacturing and office building located in Fountain Inn, South Carolina 7. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	This property was sold in January 2007.

(2)	This property was sold in December 2006.

(3)	This property was sold in May 2007.

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

On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $708,000 was distributed to the Partnership. As of September 30, 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 in order to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $148,000. Approximately $31,000 and $13,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $412,000 and was allocated a gain of approximately $16,000.

On May 23, 2007, Fund XI-XII-REIT Associates sold 111 Southchase Boulevard to an unrelated third party for a gross sale price of $7,625,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,892,000 and was allocated a gain of approximately $517,000, which may be adjusted as additional information becomes available in subsequent periods.

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

Other Assets

As of June 30, 2007 and December 31, 2006, other assets is comprised primarily of interest income receivable.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•

First, to all limited partners holding Class A Units on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the limited partners holding Class A Units on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$366,980	$383,797	$93,215	$123,425	$(10,673)	$(15,691)	$82,542	$107,734
Fund X-XI Associates	0	0	9,739	18,875	0	0	9,739	18,875
Fund XI-XII-REIT Associates	236,529	0	35,177	(151,086)	2,032,131	(121,337)	2,067,308	(272,423)

	$603,509	$383,797	$138,131	$(8,786)	$2,021,458	$(137,028)	$2,159,589	$(145,814)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$751,911	$767,588	$202,714	$249,689	$198,485	$(14,838)	$401,199	$234,851
Fund X-XI Associates	0	0	24,189	31,039	0	0	24,189	31,039
Fund XI-XII-REIT Associates	455,232	0	54,255	(291,904)	2,146,372	(247,681)	2,200,627	(539,585)

	$1,207,143	$767,588	$281,158	$(11,176)	$2,344,857	$(262,519)	$2,626,015	$(273,695)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund X-XI-REIT Associates –Fremont	$121,448	$149,414	$43,291	$83,903	$0	$0	$43,291	$83,903

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund X-XI-REIT Associates – Fremont	$247,030	$267,170	$107,525	$137,976	$0	$0	$107,525	$137,976

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$27,064	$171,421	$198,485	$(14,838)	$0	$(14,838)
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0
Fund XI-XII-REIT Associates	168,061	1,978,311	2,146,372	(247,681)	0	(247,681)

	$195,125	$2,149,732	$2,344,857	$(262,519)	$0	$(262,519)

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $3,799 and $2,295 for the three months ended June 30, 2007 and 2006, respectively, and $7,106 and $4,538 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $18,512 and $12,491 for the three months ended June 30, 2007 and 2006, respectively, and $33,644 and $25,901 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells REIT. As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

6.	SUBSEQUENT EVENT

The sales of the Gartner Building and 1315 West Century Drive generated aggregate net sale proceeds to the Partnership of approximately $3,950,000, of which approximately $460,000 has been invested in Fund XI-XII-REIT Associates and used to fund portfolio costs and approximately $1,931,000 has previously been distributed to the limited partners through June 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in August 2007 of approximately $1,100,000 to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We currently own interests in four properties following the sale of 111 Southchase Boulevard in the second quarter of 2007. The sale of 111 Southchase Boulevard was a direct result of leasing the previously vacant building to Caterpillar, Inc. through 2011. Our focus at this time involves leasing the remaining vacancy at the 20/20 Building and maximizing the operating performance of our assets in order to deliver what we believe will be the best overall performance for our limited partners.

The second quarter 2007 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved or remain low in the near-term due to various issues, including (i) funding our pro-rata share of re-leasing costs and absorbing rental abatement periods associated with the recent leases at the

20/20 Building, (ii) funding our pro-rata share of anticipated capital improvements for the 20/20 Building, (iii) funding our pro-rata share of anticipated re-leasing costs associated with leasing the remaining vacant space at the 20/20 Building, and (iv) reduced cash flows as a result of the recent property sales.

In August 2007, the General Partners distributed net sale proceeds from the sales of the Gartner Building and 1315 West Century Drive of approximately $1,100,000 to limited partners. As a result of the recent property sales, we anticipate distributing net sale proceeds of approximately $1,970,000 in November 2007 from the sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

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

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power – Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased. The majority of this building is leased to GAIAM, Inc. through May 2008.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

•	The 20/20 Building, located in Leawood, Kansas, is approximately 77% leased through October 2012.

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

Short-Term Liquidity

During the six months ended June 30, 2007, we generated net operating cash flows, which include operating distributions received from the Joint Ventures of approximately $28,000. We held such net operating cash flows in reserve to fund our pro-rata share of re-leasing costs associated with the recent leases at the 20/20 Building and 111 Southchase Boulevard. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will remain at similar levels until the remaining re-leasing costs and rental abatement periods are absorbed at the 20/20 Building.

During the six months ended June 30, 2007, we also invested residual operating cash flows and cash on hand of approximately $224,000 in Fund XI-XII-REIT Associates to fund our pro-rata share of re-leasing costs incurred in connection with the new lease at 111 Southchase Boulevard. We anticipate funding our pro-rata share of the re-leasing costs for the 20/20 Building resulting from recent leasing activities and the anticipated capital improvements for the 20/20 Building in the near-term.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $19,000, due as of June 30, 2007. During the remainder of 2007, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

As of June 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds as of June 30, 2007
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	1,930,747	970,784
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	• Re-leasing 111 Southchase Boulevard (2007)	0	588,328
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	0	411,759
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	0		0	1,892,289

Total			$11,123,160	$460,000		$6,800,000	$3,863,160

In August 2007, net sale proceeds of approximately $1.1 million from the sales of the Gartner Building and 1315 West Century Drive were distributed to the limited partners. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $0.8 million. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $2.0 million in November 2007 from the sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard, as further discussed below.

Contractual Obligations and Commitments

In June 2007, our General Partners announced their intention to distribute net sale proceeds from the sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard of approximately $2.0 million in November 2007 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2007. Following such distribution, we intend to hold residual net sale proceeds of approximately $0.8 million in reserve to fund the remaining re-leasing costs and the anticipated capital improvements for the 20/20 Building.

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

Results of Operations

Equity in income (loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $551,903 and $(53,840) for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to (i) the gain recognized on the sale of 111 Southchase Boulevard in May 2007, (ii) the leasing activity at 111 Southchase Boulevard and the 20/20 Building, partially offset by (iii) a decline in operating income resulting from the aforementioned sale.

Equity in income (loss) of Joint Ventures was $620,836 and $(107,418) for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to (i) the gains recognized on the sales of the Iomega Building in January 2007 and 111 Southchase Boulevard in May 2007, (ii) the recent leasing activity at 111 Southchase Boulevard and the 20/20 Building, partially offset by (iii) a decline in operating income resulting from the aforementioned sales. We anticipate equity in income of Joint Ventures to decrease in the near-term as a result of recognizing a nonrecurring gain on the sale of 111 Southchase Boulevard in May 2007 along with a corresponding decline in income resulting from the recent property sales.

Expenses

Our total expenses were $41,147 and $37,270 for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to an increase in administrative costs.

Our total expenses were $74,637 and $85,767 for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily attributable to (i) a decline in legal fees, (ii) a decline in Tennessee partnership franchise and excise taxes due to the sale of the sole Tennessee property, the Alstom Power – Knoxville Building, incurred in the first quarter of 2006, partially offset by (iii) an increase in administrative costs. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $35,859 and $15,666 for the three months ended June 30, 2007 and 2006, respectively, and $62,372 and $40,207 for the six months ended June 30, 2007 and 2006, respectively. The 2007 increases are primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 1315 West Century Drive in December 2006, the Iomega Building in January 2007, and 111 Southchase Boulevard in May 2007 and an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro-rata share of re-leasing costs and capital expenditures.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference:

(i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of June 30, 2007.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Event

The sales of the Gartner Building and 1315 West Century Drive generated aggregate net sale proceeds to the Partnership of approximately $3,950,000, of which approximately $460,000 has been invested in Fund XI-XII-REIT Associates and used to fund portfolio costs and approximately $1,931,000 has previously been distributed to the limited partners through June 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in August 2007 of approximately $1,100,000 to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI for the period ended March 31, 2007, Commission File No. 0-25731)

*10.2	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI for the period ended March 31, 2007, Commission File No. 0-25731)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference