Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND XI L P
filed 2007-11-09
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
Investment in joint ventures	$3,900,790	$5,395,260
Cash and cash equivalents	2,808,368	1,806,579
Due from joint ventures	31,969	20,312
Other assets	12,067	5,596

Total assets	$6,753,194	$7,227,747

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$27,590	$17,202
Due to affiliates	9,143	4,485

Total liabilities	36,733	21,687

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,431,174 units and 1,425,174 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	6,420,671	7,206,060
Class B – 222,106 units and 228,106 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	295,008	0
General partners	782	0

Total partners’ capital	6,716,461	7,206,060

Total liabilities and partners’ capital	$6,753,194	$7,227,747

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(2,784)	$(89,414)	$618,052	$(196,832)

EXPENSES:
General and administrative	36,084	25,492	110,721	111,258

INTEREST AND OTHER INCOME	40,697	16,791	103,069	56,997

NET INCOME (LOSS)	$1,829	$(98,115)	$610,400	$(251,093)

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$29,875	$(98,115)	$199,829	$(251,093)

CLASS B LIMITED PARTNERS	$(28,066)	$0	$409,789	$0

GENERAL PARTNERS	$20	$0	$782	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.02	$(0.07)	$0.14	$(0.18)

CLASS B	$(0.13)	$ 0.00	$1.83	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,420,174	1,429,674	1,420,174

CLASS B	222,106	233,106	223,606	233,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	1,420,174	$7,485,629	233,106	$0	$0	$7,485,629

Class B conversions	5,000	0	(5,000)	0	0	0
Net loss	0	(279,569)	0	0	0	(279,569)

BALANCE, December 31, 2006	1,425,174	7,206,060	228,106	0	0	7,206,060

Class B conversions	6,000	0	(6,000)	0	0	0
Net income	0	199,829	0	409,789	782	610,400
Distributions of net sale proceeds ($0.69 and $0.51 per weighted-average Class A Unit and Class B Unit, respectively)	0	(985,218)	0	(114,781)	0	(1,099,999)

BALANCE, September 30, 2007	1,431,174	$6,420,671	222,106	$295,008	$782	$6,716,461

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$610,400	$(251,093)
Operating distributions received from joint ventures	79,215	101,567
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss of joint ventures	(618,052)	196,832
Changes in assets and liabilities:
Increase in other assets	(6,471)	(5,570)
Increase (decrease) in accounts payable and accrued expenses	10,388	(48,713)
Increase (decrease) in due to affiliates	4,658	(1,246)

Net cash provided by (used in) operating activities	80,138	(8,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	2,304,048	0
Investment in joint ventures	(282,398)	(130,740)

Net cash provided by (used in) investing activities	2,021,650	(130,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(1,099,999)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,001,789	(138,963)

CASH AND CASH EQUIVALENTS, beginning of period	1,806,579	1,431,596

CASH AND CASH EQUIVALENTS, end of period	$2,808,368	$1,292,633

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building(1)

A single-story warehouse and office building located in Ogden, Utah

4. 1315 West Century Drive(2)

A two-story office building located in Louisville, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells/Fremont Associates	• Fund X-XI Associates • Piedmont Operating Partnership, LP	5. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	6. 111 Southchase Boulevard(3) A two-story manufacturing and office building located in Fountain Inn, South Carolina 7. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	This property was sold in January 2007.

(2)	This property was sold in December 2006.

(3)	This property was sold in May 2007.

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

On May 23, 2007, Fund XI-XII-REIT Associates sold 111 Southchase Boulevard to an unrelated third party for a gross sale price of $7,625,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,892,000 and was allocated a gain of approximately $517,000.

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

Other Assets

As of September 30, 2007 and December 31, 2006, other assets is comprised primarily of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter in 2006, of which approximately $31,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the three months and nine months ended September 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$402,658	$386,491	$140,574	$212,068	$(5,345)	$(363,608)	$135,229	$(151,540)
Fund X-XI Associates	0	0	12,526	10,562	0	0	12,526	10,562
Fund XI-XII-REIT Associates	217,773	0	(75,130)	(164,701)	(1,081)	(143,280)	(76,211)	(307,981)

	$620,431	$386,491	$77,970	$57,929	$(6,426)	$(506,888)	$71,544	$(448,959)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund IX-X-XI-REIT Associates	$1,154,569	$1,154,079	$343,287	$461,758	$193,140	$(378,446)	$536,427	$83,312
Fund X-XI Associates	0	0	36,715	41,601	0	0	36,715	41,601
Fund XI-XII-REIT Associates	673,005	0	(20,876)	(456,605)	2,145,291	(390,960)	2,124,415	(847,565)

	$1,827,574	$1,154,079	$359,126	$46,754	$2,338,431	$(769,406)	$2,697,557	$(722,652)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund X-XI-REIT Associates – Fremont	$121,448	$117,756	$55,680	$46,950	$368,477	$384,926	$163,206	$184,926

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sales, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Operating Income	Impairment Loss	Gain on Sales	Total	Operating Loss	Impairment Loss	Gain on Sales	Total
Fund IX-X-XI-REIT Associates	$21,719	$0	$171,421	$193,140	$(24,120)	$(354,326)	$0	$(378,446)
Fund X-XI Associates	0	0	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0	0	0
Fund XI-XII-REIT Associates	167,560	0	1,977,731	2,145,291	(390,960)	0	0	(390,960)

	$189,279	$0	$2,149,152	$2,338,431	$(415,080)	$(354,326)	$0	$(769,406)

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $739 and $2,302 for the three months ended September 30, 2007 and 2006, respectively, and $7,845 and $6,840 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $12,923 and $13,619 for the three months ended September 30, 2007 and 2006, respectively, and $46,567 and $39,520 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard generated aggregate net sale proceeds to the Partnership of approximately $3,012,000, of which approximately $140,000 has been invested in Fund XI-XII-REIT Associates and used to fund portfolio costs and approximately $129,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $1,970,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We currently own interests in four properties following the sale of 111 Southchase Boulevard in the second quarter of 2007. The sale of 111 Southchase Boulevard was a direct result of leasing the previously vacant building to Caterpillar, Inc. through 2011. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

The third quarter 2007 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved or remain low in the near-term due to various issues, including (i) funding our pro-rata share of re-leasing costs and absorbing rental abatement periods associated with the recent leases at the 20/20 Building, (ii) funding our pro-rata share of anticipated capital improvements for the 20/20 Building, and (iii) funding our pro-rata share of anticipated re-leasing costs associated with leasing the remaining vacant space at the 20/20 Building, the Avaya Building, and the 360 Interlocken Building.

In August 2007, the General Partners distributed net sale proceeds from the sales of the Gartner Building and 1315 West Century Drive of approximately $1,100,000 to limited partners. In November 2007, the General Partners distributed net sale proceeds from the sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard of $1,970,000. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

Short-Term Liquidity

During the nine months ended September 30, 2007, we generated net operating cash flows, which include operating distributions received from the Joint Ventures, of approximately $80,000. We held such net operating cash flows in reserve to fund our pro-rata share of re-leasing costs associated with the recent leases at the 20/20 Building. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will remain at similar levels until the remaining re-leasing costs and rental abatement periods are absorbed at the 20/20 Building.

During the nine months ended September 30, 2007, we also invested residual operating cash flows and cash on hand of approximately $282,000 in Fund XI-XII-REIT Associates to fund our pro-rata share of re-leasing costs incurred in connection with the new leases at 111 Southchase Boulevard and absorb our pro-rata share of rental abatement periods associated with the recent leases at the 20/20 Building. We anticipate funding our pro-rata share of the re-leasing costs for the 20/20 Building resulting from recent leasing activity and the anticipated capital improvements for the 20/20 Building in the near-term.

During 2007, we also received aggregate net sale proceeds of approximately $2,304,000 from the sales of the Iomega Building and 111 Southchase Boulevard and distributed net sale proceeds of approximately $1,100,000 to limited partners from the sales of the Gartner Building and 1315 West Century Drive.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $37,000, due as of September 30, 2007. During the remainder of 2007, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

As of September 30, 2007, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	2,901,531	0
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	• Re-leasing 111 Southchase Boulevard (2007)	129,215	459,113
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	0	411,759
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	20,000	• Re-leasing the 20/20 Building (2007)	0	1,872,289

Total			$11,123,160	$480,000		$7,899,999	$2,743,161

In August 2007, net sale proceeds of approximately $1,100,000 from the sales of the Gartner Building and 1315 West Century Drive were distributed to the limited partners. We also distributed net sale proceeds of approximately $1,970,000 from the sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard in November 2007. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $780,000.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(2,784) and $(89,414) for the three months ended September 30, 2007 and 2006, respectively. The increase in income is primarily attributable to recognizing an impairment loss at 1315 West Century Drive in the third quarter of 2006 as a result of a change in management’s intended holding period for this asset and recent leasing activity at the 20/20 Building.

Equity in income (loss) of Joint Ventures was $618,052 and $(196,832) for the nine months ended September 30, 2007 and 2006, respectively. The increase in income is primarily attributable to (i) the gains recognized on the sales of the Iomega Building in January 2007 and 111 Southchase Boulevard in May 2007, (ii) the recent leasing activity at 111 Southchase Boulevard and the 20/20 Building, and (iii) recognizing an impairment loss at 1315 West Century Drive as a result of a change in management’s intended holding period for this asset in the third quarter of 2006.

Absent leasing activity at the Avaya Building, the 360 Interlocken Building, or the 20/20 Building, we anticipate equity in income (loss) of Joint Ventures to remain at similar levels.

Expenses

General and administrative expenses were $36,084 and $25,492 for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to an increase in accounting fees and printing costs, substantially all of which resulted from reporting and regulatory requirements.

General and administrative expenses remained relatively stable at $110,721 and $111,258 for the nine months ended September 30, 2007 and 2006, respectively. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $40,697 and $16,791 for the three months ended September 30, 2007 and 2006, respectively, and $103,069 and $56,997 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 1315 West Century Drive in December 2006, the Iomega Building in January 2007, and 111 Southchase Boulevard in May 2007, partially offset by the distribution of net sale proceeds to limited partners in August 2007. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro-rata share of re-leasing costs and capital expenditures.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $31,000 was allocated to the Partnership, to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Subsequent Event

The sales of 1315 West Century Drive, the Iomega Building, and 111 Southchase Boulevard generated aggregate net sale proceeds to the Partnership of approximately $3,012,000, of which approximately $140,000 has been invested in Fund XI-XII-REIT Associates and used to fund portfolio costs and approximately $129,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $1,970,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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