Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND XI L P
filed 2008-08-11
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
Investment in joint ventures	$4,064,929	$4,124,909
Cash and cash equivalents	577,913	633,321
Due from joint ventures	39,527	26,795
Other assets	1,149	3,625

Total assets	$4,683,518	$4,788,650

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$12,770	$49,121
Due to affiliates	5,757	5,247

Total liabilities	18,527	54,368

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,431,174 units issued and outstanding	4,664,991	4,733,622
Class B – 222,106 units issued and outstanding	0	0
General partners	0	660

Total partners’ capital	4,664,991	4,734,282

Total liabilities and partners’ capital	$4,683,518	$4,788,650

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$184	$551,903	$15,939	$620,836

EXPENSES:
General and administrative	38,429	41,147	93,618	74,637

INTEREST AND OTHER INCOME	3,420	35,859	8,388	62,372

NET INCOME (LOSS)	$(34,825)	$546,615	$(69,291)	$608,571

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(34,510)	$108,454	$(68,631)	$169,954

CLASS B LIMITED PARTNERS	$0	$437,855	$0	$437,855

GENERAL PARTNERS	$(315)	$306	$(660)	$762

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.02)	$0.08	$(0.05)	$0.12

CLASS B	$ 0.00	$1.97	$ 0.00	$1.95

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,431,174	1,431,174	1,428,924

CLASS B	222,106	222,106	222,106	224,356

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	1,425,174	$7,206,060	228,106	$0	$0	$7,206,060

Class B conversions	6,000	0	(6,000)	0	0	0
Net income	0	218,125	0	379,436	660	598,221
Distributions of net sale proceeds ($1.88 and $1.70 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,690,563)	0	(379,436)	0	(3,069,999)

BALANCE, December 31, 2007	1,431,174	4,733,622	222,106	0	660	4,734,282

Net loss	0	(68,631)	0	0	(660)	(69,291)

BALANCE, June 30, 2008	1,431,174	$4,664,991	222,106	$0	$0	$4,664,991

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,291)	$608,571
Operating distributions received from joint ventures	63,187	53,620
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(15,939)	(620,836)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,476	(11,083)
Decrease in accounts payable and accrued expenses	(36,351)	(5,811)
Increase in due to affiliates	510	3,509

Net cash (used in) provided by operating activities	(55,408)	27,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	2,304,048
Investment in joint ventures	0	(223,565)

Net cash provided by investing activities	0	2,080,483

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(55,408)	2,108,453

CASH AND CASH EQUIVALENTS, beginning of period	633,321	1,806,579

CASH AND CASH EQUIVALENTS, end of period	$577,913	$3,915,032

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XI, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on June 20, 1996 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each annual accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

1. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

2. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

3. Iomega Building(1)

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns interests in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates	• Fund X-XI Associates • Piedmont Operating Partnership, LP	4. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	5. 111 Southchase Boulevard (2) A two-story manufacturing and office building located in Fountain Inn, South Carolina 6. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	This property was sold in January 2007.
(2)	This property was sold in May 2007.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$403,263	$366,980	$127,729	$93,215	$0	$(10,673)	$127,729	$82,542
Fund X-XI Associates	0	0	11,208	9,739	0	0	11,208	9,739
Fund XI-XII-REIT Associates	290,894	236,529	(61,045)	35,177	819	2,032,131	(60,226)	2,067,308

	$694,157	$603,509	$77,892	$138,131	$819	$2,021,458	$78,711	$2,159,589

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$825,771	$751,911	$260,145	$202,714	$0	$198,485	$260,145	$401,199
Fund X-XI Associates	0	0	21,890	24,189	0	0	21,890	24,189
Fund XI-XII-REIT Associates	526,963	455,232	(61,947)	54,255	317	2,146,372	(61,630)	2,200,627

	$1,352,734	$1,207,143	$220,088	$281,158	$317	$2,344,857	$220,405	$2,626,015

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$114,720	$121,448	$49,821	$43,291	$0	$0	$49,821	$43,291

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund X-XI-REIT Associates – Fremont	$235,357	$247,030	$97,308	$107,525	$0	$0	$97,308	$107,525

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$27,064	$171,421	$198,485
Fund X-XI Associates	0	0	0	0	0	0
Fund X-XI-REIT Associates – Fremont	0	0	0	0	0	0
Fund XI-XII-REIT Associates	317	0	317	168,061	1,978,311	2,146,372

	$317	$0	$317	$195,125	$2,149,732	$2,344,857

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $2,183 and $3,799 for the three months ended June 30, 2008 and 2007, respectively, and $4,168 and $7,106 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $16,812 and $18,512 payable to Wells Capital and Wells Management for the three months ended June 30, 2008 and 2007, respectively, and $35,138 and $33,644 for the six months ended June 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells

Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of June 30, 2008 and December 31, 2007, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We now own interests in four properties. The lease with GAIAM, Inc. (“GAIAM”), a major tenant that leased approximately 70% of the 360 Interlocken Building, expired on May 31, 2008. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best disposition pricing for our assets for our limited partners.

The second quarter 2008 operating distributions to limited partners were reserved. We anticipate that operating and net sale proceeds distributions will be reserved in the near-term due to various issues, including our intention to fund our pro rata share of the anticipated re-leasing costs and capital improvements for the 20/20 Building and the 360 Interlocken Building, as well as the reduced cash flows resulting from the recent GAIAM lease expiration at the 360 Interlocken Building.

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

•

The 360 Interlocken Building located in the Broomfield submarket of Denver, Colorado is currently approximately 30% leased to multiple tenants following the GAIAM lease expiration in May 2008. We are actively working on re-leasing the vacant space.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2010.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

•	The 20/20 Building, located in Leawood, Kansas, is approximately 80% leased through October 2012.

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

Short-Term Liquidity

During the six months ended June 30, 2008, we used net operating cash flows, which include operating distributions received from the Joint Ventures, of approximately $55,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will decline in the near-term as a result of the recent vacancy at the 360 Interlocken Building and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the 360 Interlocken Building and the 20/20 Building.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $19,000, due as of June 30, 2008. During the remainder of 2008, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

As of June 30, 2008, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds as of June 30, 2008
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	2,901,531	0

1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	• Re-leasing 111 Southchase Boulevard (2007)	588,328	0

Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	411,759	0

111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	245,000	• Re-leasing the 20/20 Building (2007) • Partnership operating expenses (2007-2008)	1,099,128	548,161

Total			$11,123,160	$705,000		$9,869,999	$548,161

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $0.5 million in order to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building and the 20/20 Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $184 and $551,903 for the three months ended June 30, 2008 and 2007, respectively. The decrease is attributable to recognizing a gain on the sale of 111 Southchase Boulevard in May 2007, as well as a decrease in operating income resulting from that sale.

Equity in income of Joint Ventures was $15,939 and $620,836 for the six months ended June 30, 2008 and 2007, respectively. The decrease is attributable to recognizing gains on the sales of the Iomega Building in January 2007 and 111 Southchase Boulevard in May 2007, as well as a decrease in operating income resulting from those sales.

Absent leasing activity at the 360 Interlocken Building and the 20/20 Building, we anticipate equity in income of Joint Ventures will decline as a result of the recent GAIAM lease expiration at the 360 Interlocken Building.

Expenses

General and administrative expenses were $38,429 and $41,147 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily attributable to a timing difference related to incurring more investor communication costs in the second quarter of 2007 than the second quarter of 2008.

General and administrative expenses were $93,618 and $74,637 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to an increase in legal fees, administrative costs, and printing and postage costs, incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $3,420 and $35,859 for the three months ended June 30, 2008 and 2007, respectively, and $8,388 and $62,372 for the six months ended June 30, 2008 and 2007, respectively. The decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distribution of net sale proceeds to limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held by the Partnership as of June 30, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
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