Form 10-K
period 2008-12-31
WELLS REAL ESTATE FUND XI L P
filed 2009-03-23
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Operating Phases and Objectives

The Partnership typically operates in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

We are currently in the positioning-for-sale phase of our life cycle. Accordingly, we are concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2008, 2007, and 2006.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $59.0 million as of February 28, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. We are not currently aware of any reason why our existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations.

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

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v.

Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The plaintiffs did not file a notice of intention to apply for certiorari in the Georgia Supreme Court by their deadline of February 23, 2009.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions and turmoil in the credit markets have caused, and will likely continue to cause, market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. Many economists are predicting continued significant deterioration in economic conditions in the United States for 2009, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis have caused, and will likely continue to cause, commercial real estate values and market rental rates to decline significantly. This is expected to result in a decline in the value of our properties and our estimated unit valuations in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Most of our properties are occupied by only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Class A Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Vacancy at one of our properties could reduce or eliminate future cash distributions to limited partners.

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease previously vacant space at the 360 Interlocken Building, which is currently 30% leased. If this property remains partially vacant for a prolonged period of time, property earnings would suffer and we would be required to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.

Your investment in units is subject to greater risk because we lack a diversified property portfolio.

Because we own interests in a limited number of properties, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

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

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our limited partners.

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

If one or more of our tenants file for bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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

We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high credit, quality financial institutions, which are fully insured through December 31, 2009. Beginning in January 2010, our cash balances may exceed the federally insured limits at times.

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

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

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

Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees certain debt of Wells Timberland REIT, Inc., a WREF-sponsored product that is in the start-up phase of its operations, which was equal to approximately $59.0 million as of February 28, 2009.

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

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

There were no unresolved SEC staff comments as of December 31, 2008.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2008	2007	2006	2005	2004
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. Alstom Power – Knoxville Building(1) A three-story office building located in Knoxville, Tennessee	—	—	—	—	100%
			2. 1315 West Century Drive(2) A two-story office building located in Louisville, Colorado	—	—	—	0%	100%
			3. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	30%	100%	100%	97%	93%
			4. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%
			5. Iomega Building(3) A single-story warehouse and office building located in Ogden, Utah	—	—	100%	100%	100%

Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture owns interests only in other joint ventures and does not own any properties directly.

Wells/Orange County Associates(4)	• Fund X-XI Associates • Piedmont Operating Partnership, LP	56.3% 43.7%	No properties owned during the periods presented.	—	—	—	—	—

Wells/Fremont Associates	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	6. 47320 Kato Road A two-story warehouse and office building located in Fremont, California	100%	100%	100%	100%	100%

The Wells Fund XI-Fund XII- REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	7. 111 Southchase Boulevard(5) A two-story manufacturing and office building located in Fountain Inn, South Carolina	—	—	100%	0%	0%
			8. 20/20 Building A three-story office building located in Leawood, Kansas	91%	77%	77%	0%	0%
			9. Johnson Matthey Building(6) A one-story office building and warehouse located in Wayne, Pennsylvania	—	—	—	—	—
			10.Gartner Building(7) A two-story office building located in Ft. Myers, Florida	—	—	—	—	100%

(1)	The property was sold in March 2005.

(2)	The property was sold in December 2006.

(3)	The property was sold in January 2007.

(4)	Wells/Orange County Associates was liquidated and dissolved in 2005.

(5)	This property was sold in May 2007.

(6)	The property was sold in October 2004.

(7)	The property was sold in April 2005.

Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XII, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2008, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent in Year of Expiration
2009(2)	2	59,517	$499,693	$47,069	30.8%	18.1%
2010(3)	3	62,397	879,987	77,351	32.3	31.9
2011(4)	1	4,832	106,304	9,344	2.5	3.8
2012(5)	3	58,665	1,127,727	278,234	30.4	40.8
2013(6)	1	0	2,400	211	0.0	0.1
2014(7)	1	7,647	145,293	37,994	4.0	5.3

	11	193,058	$2,761,404	$450,203	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)

Expiration of TCI International, Inc. lease at 47320 Kato Road (approximately 58,400 square feet); and Hotel Okura (U.S.A.), Inc. lease at the 360 Interlocken Building (approximately 1,100 square feet).

(3)

Expiration of Avaya, Inc. lease at the Avaya Building (approximately 57,200 square feet); Casey Family Programs lease at the 360 Interlocken Building (approximately 2,900 square feet); and Ayres Associates, Inc. lease at the 360 Interlocken Building (approximately 2,300 square feet).

(4)	Expiration of Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(5)

Expiration of Blue Cross and Blue Shield of Kansas City lease at the 20/20 Building (approximately 15,000 square feet); the EPOCH Group, L.C. lease at the 20/20 Building (approximately 39,300 square feet); and the Lighthouse Financial, LLC lease at the 360 Interlocken Building (approximately 4,400 square feet).

(6)	Expiration of TCG Colorado ground lease at the 360 Interlocken Building.

(7)	Expiration of Nolan Real Estate Services, Inc. lease at the 20/20 Building (approximately 7,600 square feet).

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

1315 West Century Drive

The 1315 West Century Drive property is a two-story office building with approximately 107,000 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado. The entire rentable area of 1315 West Century Drive was under a lease with Ohmeda, Inc. (“Ohmeda”) through April 30, 2005. After fulfilling the terms of the lease, Ohmeda vacated the building, and it remained unoccupied until it was sold. On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $708,000 was distributed to the Partnership. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $148,000. Approximately $31,000 and $13,000 of the impairment loss and loss on sale were allocated to the Partnership, respectively.

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. Approximately 36,200 square feet (or approximately 70% of the building) was under a lease with GAIAM, Inc. (“GAIAM”) through May 31, 2008. After fulfilling the terms of the lease, GAIAM vacated the space, and it currently remains unoccupied. The remainder of the building is leased to five tenants: Culver Financial (approximately 4,800 square feet, expiring February 2011); Lighthouse Financial, LLC (approximately 4,400 square feet, expiring July 2012); Casey Family Programs (approximately 2,900 square feet, expiring May 2010); Ayres Associates, Inc. (approximately 2,300 square feet, expiring August 2010); and Hotel Okura (U.S.A.), Inc. (approximately 1,100 square feet, expiring April 2009). All tenants in the 360 Interlocken Building are responsible for paying a pro rata share of the increases in taxes, utilities, insurance, and other operating costs over a base year as defined in their respective leases.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet located on 5.3 acres of land in Oklahoma City, Oklahoma. Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of 10 years, which commenced January 5, 1998 and was set to expire on January 31, 2008. On December 17, 2007, Avaya signed a two-year lease extension through January 31, 2010. As of December 31, 2008, the annualized base rent payable was approximately $743,000. On February 1, 2009, annualized base rent increases to approximately $772,000 for the remainder of the lease term. In addition to base rent, Avaya is required to reimburse the landlord for certain insurance expenses.

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

47320 Kato Road

The 47320 Kato Road building is a 58,000-square-foot, two-story warehouse and office building located in Fremont, California, and is 100% leased to one tenant, TCI International, Inc. (“TCI”), under a five-year lease term, which commenced on December 1, 2004 and expires on November 30, 2009. As of December 31, 2008, the annualized base rent payable was approximately $477,000. The annualized base rent payable remains the same through the remainder of the lease term.

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

20/20 Building

The 20/20 Building is a three-story office building including approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City (“Blue Cross and Blue Shield”) entered into a lease agreement for approximately 21% of the 20/20 Building that commenced in February 2007 and will expire in October 2012. Blue Cross and Blue Shield has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing February 1, 2007 through June 30, 2007. As of December 31, 2008, annualized base rent payable was approximately $274,000 and is scheduled to increase by approximately 1.39% annually each November. The annualized base rent in 2012 will be approximately $285,000.

In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. (“EPOCH”) entered into a lease agreement for approximately 56% of the 20/20 Building that commenced in June 2007 and will expire in October 2012. EPOCH has the right to extend the lease for up to two additional five-year periods at a rate equal to the then-current fair market rental rate. The lease allowed for a five-month rental abatement period commencing June 1, 2007 through October 31, 2007. As of December 31, 2008, annualized base rent payable was approximately $717,000 and is scheduled to increase by approximately 1.39% annually each November. The annualized base rent in 2012 will be approximately $747,000.

In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. (“Nolan”) entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. Under the terms of the lease, following a two-month rental abatement period, annualized base rent will be approximately $138,000 and is scheduled to increase by 1.39% annually beginning in the fifteenth month of the lease. The annualized base rent in 2014 will be approximately $145,000.

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

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Actions Against Related-Parties” in Item 1. of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2009, 1,431,174 Class A Units and 222,106 Class B Units held by a total of 1,227 and 77 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

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

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2008. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2008, to be approximately $2.20 per Class A Unit and $1.78 per Class B Unit, based upon market conditions existing in early December 2008. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class A Units, Class B Units, or the General Partners during the years ended December 31, 2007 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2008	2007	2006	2005	2004
Total assets	$3,665,811	$4,788,650	$7,227,747	$7,555,728	$12,882,509
Equity in income (loss) of Joint Ventures	$(953,562)	$621,615	$(222,194)	$1,553,813	$1,073,182
Net income (loss)	$(1,093,609)	$598,221	$(279,569)	$1,495,344	$938,143
Net income (loss) allocated to:
Class A Limited Partners	$(1,092,949)	$218,125	$(279,569)	$(172,777)	$759,499
Class B Limited Partners	$0	$379,436	$0	$1,668,121	$178,644
General Partners	$(660)	$660	$0	$0	$0
Net income (loss) per weighted-average Limited Partner Unit
Class A	$(0.76)	$0.15	$(0.20)	$(0.12)	$0.55
Class B	$ 0.00	$1.70	$ 0.00	$ 6.90	$0.67
Operating cash distribution to investors per weighted-average Class A Limited Partner Unit:
Investment income	$ 0.00	$0.00	$ 0.00	$ 0.05	$0.21
Return of capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$0.00
Operating cash distribution to investors per weighted-average Class B Limited Partner Unit:
Investment income	$ 0.00	$0.00	$ 0.00	$ 0.00	$0.00
Return of capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.00	$1.88	$ 0.00	$ 3.45	$0.00
Class B	$ 0.00	$1.70	$ 0.00	$ 8.01	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITION RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own interests in four properties. The lease with GAIAM, a major tenant that leased approximately 70% of the 360 Interlocken Building, expired on May 31, 2008. On October 17, 2008, Fund XI-XII-REIT Associates entered into a 62-month lease agreement with Nolan to occupy approximately 11% of the 20/20 Building. The lease commenced in December 2008 and expires in February 2014. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best disposition pricing for our assets for our limited partners.

The fourth quarter 2008 operating distributions to limited partners were reserved. We anticipate that operating and net sale proceeds distributions will be reserved in the near-term due to various issues, including our intention to fund our pro rata share of the anticipated re-leasing costs and capital improvements for the 20/20 Building and the 360 Interlocken Building, as well as the reduced cash flows resulting from the GAIAM lease expiration at the 360 Interlocken Building.

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

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power – Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 30% leased to multiple tenants. We are actively marketing the vacant space for lease.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2010.

•	The 47320 Kato Road building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

•

The 20/20 Building, located in Leawood, Kansas, is 91% leased. The major leases for approximately 80% of the building extend through October 2012. We are actively working on re-leasing the remaining vacant space.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008, according to preliminary estimates. For the full year of 2008, GDP increased 1.1% compared to a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Real estate market fundamentals underlying the U.S. office markets deteriorated in 2008, particularly in the fourth quarter as evidenced by a vacancy rate of 14.5% for the fourth quarter compared to 12.6% vacancy a year ago. There was negative net absorption of 22 million square feet in the fourth quarter and negative 44.9 million square feet for the year, which is down from a positive absorption of 51.5 million square feet in 2007. Rents also declined as general economic conditions weakened.

Transaction volume was also down significantly in 2008. The volume of office properties selling for $5 million or more decreased to $54 billion in 2008, a 75% decrease from 2007 numbers. The large pricing gap between buyers and sellers and the lack of financing are generally cited as the major contributors. Average capitalization rates on office acquisitions increased 60 basis points in 2008. Central Business District sales in the fourth quarter were the weakest of the decade totaling only $3 billion, off 82% from fourth quarter 2007.

With mounting corporate layoffs and the uncertain business environment, the office-space market is expected to remain sluggish in 2009. Though the depth of the downturn will vary across markets, every sector and metropolitan area will likely be impacted. Vacancy rates are expected to increase in 2009 with rents continuing their downward trend. Fortunately, though a substantial amount of space will be delivered in 2009, the credit crunch has cut off financing for many speculative office developments. Sales volume could pick up in 2009, especially in the second half of the year. We expect distressed sales to increase; thus, capitalization rates may continue to increase in 2009 as sellers come under more pressure to dispose of assets.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2008, we generated net operating cash outflows of approximately $44,000 primarily due to remitting state income taxes in 2008 that were withheld by the Partnership on net sale proceeds distributions paid to the limited partners in 2007. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We anticipate that future operating distributions from the Joint Ventures will decline in the near-term as a result of the vacancy at the 360 Interlocken Building and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the 360 Interlocken Building and the 20/20 Building.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $25,000, due as of December 31, 2008. We anticipate that we will be able to fund our proportionate share of capital expenditures noted above using future operating cash flows and net sale proceeds.

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

As of December 31, 2008, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2008	Undistributed Net Sale Proceeds as of December 31, 2008
				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	2,901,531	0

1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	• Re-leasing 111 Southchase Boulevard (2007)	588,328	0

Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	411,759	0

111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	295,000	• Re-leasing the 20/20 Building (2007, 2008) • Partnership operating expenses (2007-2008) • Capital improvements for the 20/20 Building (2008)	1,099,128	498,161

Total			$11,123,160	$755,000		$9,869,999	$498,161

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds of approximately $0.5 million in order to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 360 Interlocken Building and the 20/20 Building.

Results of Operations

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2007

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $(953,562) and $621,615 for the years ended December 31, 2008 and 2007, respectively. The decrease in income is primarily attributable to (i) an impairment loss recognized by Fund XI-XII-REIT Associates related to the 20/20 Building in the third quarter of 2008, of which approximately $962,000 was allocated to the Partnership, (ii) recognizing gains on the sales of the Iomega Building in January 2007 and 111 Southchase Boulevard in May 2007, and (iii) a corresponding decrease in operating income resulting from those sales.

We expect equity in loss of Joint Ventures to decline in the future as a result of recognizing a nonrecurring impairment loss in 2008 at the 20/20 Building.

General and Administrative Expenses

General and administrative expenses were $155,096 and $143,807 for the years ended December 31, 2008 and 2007, respectively. The increase is primarily attributable to an increase in legal fees and administrative costs incurred in connection with reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $15,049 and $120,413 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distributions of net sale proceeds to limited partners in August 2007 and November 2007, as well as a decrease in the average daily yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures was $621,615 and $(222,194) for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to (i) the gains recognized on the sales of the Iomega Building in January 2007 and 111 Southchase Boulevard in May 2007, (ii) an increase in operating income due to leasing activity at the 20/20 Building and 111 Southchase Boulevard prior to the sale, and (iii) an impairment loss and additional loss on sale recognized by Fund IX-X-XI-REIT Associates related to 1315 West Century Drive in 2006 as a result of a change in management’s intended holding period for this asset.

General and Administrative Expenses

Total general and administrative expenses were $143,807 and $130,883 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to an increase in accounting fees and administrative costs, substantially all of which resulted from reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $120,413 and $73,508 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 1315 West Century Drive in December 2006, the Iomega Building in January 2007, and 111 Southchase Boulevard in May 2007, partially offset by the distribution of net sale proceeds to limited partners in August 2007 and November 2007.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $31,000 was allocated to the Partnership to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell as a result of a change in our intended holding period for this asset. In the third quarter of 2008, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000, of which approximately $962,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its fair value estimated based on present value of future cash flows, as a result of management refining its strategy for disposing of this building.

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

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the

2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2008 and 2007.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2008 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust for tax purposes, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 65, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc., which is a Maryland corporation that currently qualifies as a real estate investment trust for tax purposes. He is also the president of Wells Timberland REIT, Inc., which is a Maryland corporation that intends to qualify as a real estate investment trust. Mr. Wells is the president and chairman of Wells Total Return REIT, Inc.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of Wells Capital; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	5,131.319 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 5,109.22 Class A Units through an Individual Retirement Account and 22.099 Class A Units through Wells Capital.

(c)	No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2008.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through joint ventures equal to (a) 2.5% for management services and 2% for leasing services (aggregate maximum of 4.5%) of the gross revenues collected monthly; plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $7,624, $9,488, and $9,449 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $68,987, $62,165, and $50,821 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2008, 2007, or 2006.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2008 and 2007, are set forth in the table below.

	Frazier & Deeter, LLC
	2008	2007
Audit Fees	$24,142	$23,277
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$24,142	$23,277

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

During the fiscal years ended December 31, 2008 and 2007, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-66 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 23, 2009	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 23, 2009	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XI, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XI, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XI, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Investment in joint ventures	$3,105,384	$4,124,909
Cash and cash equivalents	550,251	633,321
Due from joint ventures	9,197	26,795
Other assets	979	3,625

Total assets	$3,665,811	$4,788,650

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$19,020	$49,121
Due to affiliates	6,118	5,247

Total liabilities	25,138	54,368

Commitments and contingencies

Partners’ capital:
Limited partners:
Class A – 1,431,174 units issued and outstanding	3,640,673	4,733,622
Class B – 222,106 units issued and outstanding	0	0
General partners	0	660

Total partners’ capital	3,640,673	4,734,282

Total liabilities and partners’ capital	$3,665,811	$4,788,650

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(953,562)	$621,615	$(222,194)

GENERAL AND ADMINISTRATIVE	155,096	143,807	130,883

INTEREST AND OTHER INCOME	15,049	120,413	73,508

NET INCOME (LOSS)	$(1,093,609)	$598,221	$(279,569)

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(1,092,949)	$218,125	$(279,569)

CLASS B LIMITED PARTNERS	$0	$379,436	$0

GENERAL PARTNERS	$(660)	$660	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.76)	$0.15	$(0.20)

CLASS B	$ 0.00	$1.70	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,430,049	1,421,424

CLASS B	222,106	223,231	231,856

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	1,420,174	$7,485,629	233,106	$0	$0	$7,485,629

Class B conversions	5,000	0	(5,000)	0	0	0
Net loss	0	(279,569)	0	0	0	(279,569)

BALANCE, December 31, 2006	1,425,174	7,206,060	228,106	0	0	7,206,060

Class B conversions	6,000	0	(6,000)	0	0	0
Net income	0	218,125	0	379,436	660	598,221
Distributions of net sale proceeds ($1.88 and $1.70 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,690,563)	0	(379,436)	0	(3,069,999)

BALANCE, December 31, 2007	1,431,174	4,733,622	222,106	0	660	4,734,282

Net loss	0	(1,092,949)	0	0	(660)	(1,093,609)

BALANCE, December 31, 2008	1,431,174	$3,640,673	222,106	$0	$0	$3,640,673

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,093,609)	$598,221	$(279,569)
Operating distributions received from joint ventures	122,783	111,185	144,082
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss of joint ventures	953,562	(621,615)	222,194
Operating changes in assets and liabilities:
Decrease (increase) in other assets	2,646	1,971	(5,596)
(Decrease) increase in accounts payable and accrued expenses	(30,101)	31,919	(46,760)
Increase (decrease) in due to affiliates	871	762	(1,652)

Net cash (used in) provided by operating activities	(43,848)	122,443	32,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	2,304,048	708,328
Investment in joint ventures	(39,222)	(529,750)	(366,072)

Net cash (used in) provided by investing activities	(39,222)	1,774,298	342,256

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(3,069,999)	0

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(83,070)	(1,173,258)	374,955

CASH AND CASH EQUIVALENTS, beginning of year	633,321	1,806,579	1,431,624

CASH AND CASH EQUIVALENTS, end of year	$550,251	$633,321	$1,806,579

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

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

1. 1315 West Century Drive(1)

A two-story office building located in Louisville, Colorado

2. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

3. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

4. Iomega Building(2)

A single-story warehouse and office building located in Ogden, Utah

Joint Venture	Joint Venture Partners	Properties
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns an interest in another joint venture and does not own any properties directly.
Wells/Fremont Associates	• Fund X-XI Associates • Piedmont Operating Partnership, LP	5. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII- REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	6. 111 Southchase Boulevard(3) A two-story manufacturing and office building located in Fountain Inn, South Carolina 7. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	This property was sold in December 2006.

(2)	This property was sold in January 2007.

(3)	This property was sold in May 2007.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximate fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2008 and 2007, other assets is comprised primarily of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund XI-XII-REIT Associates evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2008. Accordingly, Fund XI-XII-REIT Associates reduced the carrying value of the 20/20 Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,678,000 in the third quarter of 2008, of which approximately $962,000 is allocable to the Partnership. This impairment loss is included in income (loss) from continuing operations for the year ended December 31, 2008 in the Summary of Financial Information table below.

Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of 1315 West Century Drive to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $354,000 in the third quarter of 2006, of which approximately $31,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the year ended December 31, 2006 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2008 and 2007, due from joint ventures represents the Partnership’s share of the operating cash flow to be distributed for the fourth quarters of 2008 and 2007, respectively, from the following Joint Ventures:

	2008	2007
Fund X-XI Associates	$9,197	$9,604
Fund IX-X-XI-REIT Associates	0	17,191

	$9,197	$26,795

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2008 and 2007 are summarized below:

	2008		2007
	Amount	Percentage	Amount	Percentage
Fund IX-X-XI-REIT Associates	$969,890	9%	$994,917	9%
Fund X-XI Associates	658,996	42%	677,312	42%
Fund XI-XII-REIT Associates	1,476,498	26%	2,452,680	26%

	$3,105,384		$4,124,909

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in Joint Ventures, beginning of year	$4,124,909	$5,395,260
Equity in income (loss) of Joint Ventures	(953,562)	621,615
Contributions to Joint Ventures	39,222	529,750
Distributions from Joint Ventures	(105,185)	(2,421,716)

Investment in Joint Ventures, end of year	$3,105,384	$4,124,909

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund IX-X-XI-REIT Associates	$11,347,023	$11,824,075	$310,695	$502,982	$11,036,328	$11,321,093
Fund X-XI Associates	1,591,176	1,635,766	21,904	22,871	1,569,272	1,612,895
Fund XI-XII-REIT Associates	6,148,486	9,811,027	501,584	430,829	5,646,902	9,380,198

	$19,086,685	$23,270,868	$834,183	$956,682	$18,252,502	$22,314,186

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund IX-X-XI-REIT Associates	$1,357,670	$1,573,322	$1,541,884	$230,391	$465,077	$595,388	$0	$193,655	$(480,593)	$230,391	$658,732	$114,795
Fund X-XI Associates	0	0	0	43,619	49,272	53,716	0	0	0	43,619	49,272	53,716
Fund XI-XII-REIT Associates	1,074,480	890,788	30,441	(3,794,582)	(67,302)	(637,267)	317	2,144,071	(337,328)	(3,794,265)	2,076,769	(974,595)

	$2,432,150	$2,464,110	$1,572,325	$(3,520,572)	$447,047	$11,837	$317	$2,337,726	$(817,921)	$(3,520,255)	$2,784,773	$(806,084)

The following information summarizes the financial position of Wells/Fremont Associates in which the Partnership held an interest through its interest in Fund X-XI Associates as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Wells/Fremont Associates	$7,141,187	$7,286,905	$165,357	$117,163	$6,975,830	$7,169,742

	Total Revenues			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Wells/Fremont Associates	$477,303	$490,525	$501,941	$193,897	$219,026	$238,781

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	2008			2007			2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total
Fund IX-X-XI-REIT Associates	$0	$0	$0	$22,234	$171,421	$193,655	$15,751	$(354,326)	$(142,018)	$(480,593)
Fund X-XI Associates	0	0	0	0	0	0	0	0	0	0
Wells/Fremont Associates	0	0	0	0	0	0	0	0	0	0
Fund XI-XII-REIT Associates	317	0	317	166,340	1,977,731	2,144,071	(337,328)	0	0	(337,328)

	$317	$0	$317	$188,574	$2,149,152	$2,337,726	$(321,577)	$(354,326)	$(142,018)	$(817,921)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4.5%) of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $7,624, $9,488, and $9,449 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $68,987, $62,165, and $50,821 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and 2007 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement net income (loss)	$(1,093,609)	$598,221	$(279,569)
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	34,848	1,300	(9,789)
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	1,695	1,691	0
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	42,447	(170,454)	1,423
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	0	(94,249)	(94,020)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	961,528	0	31,140
Other	(8,819)	6,339	6,298

Income tax basis net income (loss)	$(61,910)	$342,848	$(344,517)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statements partners’ capital	$3,640,673	$4,734,282	$7,206,060
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	556	556	556
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	3,472	1,777	86
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	998,437	963,589	962,289
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,035,389	2,035,389	2,035,389
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(313,148)	(355,595)	(185,142)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	1,981	1,981	1,981
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(491,951)	(491,951)	(397,702)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	992,668	31,140	31,140
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(38,021)	(38,021)	0
Other	(56,468)	(47,649)	(53,988)

Income tax basis partners’ capital	$6,773,588	$6,835,498	$9,600,669

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$15,756	$184	$(970,283)	$781
Interest and other income	$4,968	$3,420	$3,530	$3,131
Net loss	$(34,466)	$(34,825)	$(1,000,645)	$(23,673)
Net loss allocated to:
Class A limited partners	$(34,121)	$(34,510)	$(1,000,645)	$(23,673)
Class B limited partners	$0	$0	$0	$0
General partners	$(345)	$(315)	$0	$0
Net loss per weighted-average limited partner unit outstanding:
Class A	$(0.02)	$(0.02)	$(0.70)	$(0.02)
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds cash per weighted-average limited partner unit outstanding:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$68,932	$551,903	$(2,784)	$3,564
Interest and other income	$26,514	$35,859	$40,697	$17,343
Net income (loss)	$61,957	$546,615	$1,829	$(12,180)
Net income (loss) allocated to limited partners:
Class A	$61,501	$108,454	$29,875	$18,295
Class B	$0	$437,855	$(28,066)	$(30,353)
General partners	$456	$306	$20	$(122)
Net income (loss) per weighted-average limited partner unit outstanding:
Class A	$0.04	$0.08	$ 0.02	$ 0.01
Class B	$0.00	$1.97	$(0.13)	$(0.14)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$0.00	$0.00	$ 0.00	$ 0.00
Class B	$0.00	$0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds cash per weighted-average limited partner unit outstanding:
Class A	$0.00	$0.00	$ 0.69	$ 1.19
Class B	$0.00	$0.00	$ 0.51	$ 1.19

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2008, 2007, and 2006 are comprised of the following items:

	2008	2007	2006
Salary reimbursements	$68,987	$62,164	$50,821
Printing expenses	28,220	31,505	25,667
Independent accounting fees	24,095	29,329	20,732
Legal fees	22,495	10,656	21,587
Postage and delivery expenses	6,660	6,076	3,860
Other professional fees	1,988	1,701	1,188
Computer costs	1,099	965	1,047
Registration and filing fees	792	581	597
Taxes and licensing fees	760	830	4,825
Life insurance	0	0	559

Total general and administrative costs	$155,096	$143,807	$130,883

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$2,701,208	$2,701,208
Building and improvements, less accumulated depreciation of $4,431,258 and $4,093,318 at December 31, 2008 and 2007, respectively	8,137,657	8,337,012
Construction in progress	4,122	0

Total real estate assets, net	10,842,987	11,038,220

Cash and cash equivalents	270,472	379,619
Tenant receivables, net	93,483	173,976
Deferred leasing costs, less accumulated amortization of $193,653 and $181,360 at December 31, 2008 and 2007, respectively	123,771	161,953
Other assets	16,310	70,307

Total assets	$11,347,023	$11,824,075

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$265,930	$301,063
Due to affiliates	10,118	1,566
Deferred income	29,704	4,738
Accrued capital expenditures	4,943	0
Partnership distributions payable	0	195,615

Total liabilities	310,695	502,982

Partners’ capital:
Wells Real Estate Fund IX, L.P.	4,307,537	4,418,683
Wells Real Estate Fund X, L.P.	5,351,647	5,489,733
Wells Real Estate Fund XI, L.P.	969,890	994,917
Piedmont Operating Partnership, LP	407,254	417,760

Total partners’ capital	11,036,328	11,321,093

Total liabilities and partners’ capital	$11,347,023	$11,824,075

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$1,305,984	$1,479,516	$1,471,082
Tenant reimbursements	48,209	79,063	40,133
Interest and other income	3,477	14,743	30,669

Total revenues	1,357,670	1,573,322	1,541,884

EXPENSES:
Property operating costs	525,321	550,913	422,429
Management and leasing fees	85,995	81,133	78,473
Depreciation	337,940	336,550	337,397
Amortization	86,720	52,272	51,473
General and administrative	91,303	87,377	56,724

Total expenses	1,127,279	1,108,245	946,496

NET INCOME FROM CONTINUING OPERATIONS	230,391	465,077	595,388

DISCONTINUED OPERATIONS:
Operating income	0	22,234	15,751
Impairment loss	0	0	(354,326)
Gain (loss) on disposition	0	171,421	(142,018)

Income (loss) from discontinued operations	0	193,655	(480,593)

NET INCOME	$230,391	$658,732	$114,795

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2005	$9,894,351	$12,292,658	$2,227,884	$935,367	$25,350,260

Net income	44,805	55,666	10,089	4,235	114,795
Partnership distributions	(3,593,636)	(4,464,705)	(809,186)	(339,701)	(9,207,228)

Balance, December 31, 2006	6,345,520	7,883,619	1,428,787	599,901	16,257,827

Net income	257,107	319,428	57,893	24,304	658,732
Partnership distributions	(2,183,944)	(2,713,314)	(491,763)	(206,445)	(5,595,466)

Balance, December 31, 2007	4,418,683	5,489,733	994,917	417,760	11,321,093

Net income	89,923	111,720	20,248	8,500	230,391
Partnership distributions	(201,069)	(249,806)	(45,275)	(19,006)	(515,156)

Balance, December 31, 2008	$4,307,537	$5,351,647	$969,890	$407,254	$11,036,328

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,391	$658,732	$114,795
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	0	0	354,326
(Gain) loss on disposition	0	(171,421)	142,018
Depreciation	337,940	347,410	624,402
Amortization	86,720	52,272	51,473
Changes in assets and liabilities:
Decrease in tenant receivables, net	80,493	51,697	13,993
Decrease in other assets	2,110	4,790	950
Increase (decrease) in accounts payable and accrued expenses	16,754	23,187	(252,867)
Increase (decrease) in due to affiliates	8,552	(24)	(5,618)
Increase (decrease) in deferred income	24,966	4,642	(4,884)

Net cash provided by operating activities	787,926	971,285	1,038,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	4,685,151	8,059,625
Investment in real estate assets	(137,764)	(23,022)	(151,598)
Payment of deferred leasing costs	(48,538)	(47,301)	(7,130)

Net cash (used in) provided by investing activities	(186,302)	4,614,828	7,900,897

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	(4,685,151)	(8,059,625)
Operating distributions to joint venture partners in excess of accumulated earnings	(710,771)	(880,213)	(1,214,868)

Net cash used in financing activities	(710,771)	(5,565,364)	(9,274,493)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,147)	20,749	(335,008)

CASH AND CASH EQUIVALENTS, beginning of year	379,619	358,870	693,878

CASH AND CASH EQUIVALENTS, end of year	$270,472	$379,619	$358,870

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$195,615	$165,513

Accrued capital expenditures	$4,943	$0	$16,844

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. (“Fund IX”) entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. (“Fund X”) to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power – Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximate 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. (“Fund XI”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Fund X purchased an approximately 108,000 square-foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. In 1998, Fund X contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

The Joint Venture evaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such assets in third quarter 2006. Accordingly, the Joint Venture reduced the carrying value of 1315 West Century Drive to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter of 2006.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $3,999 and $0 are included in tenant receivables as of December 31, 2008 and 2007, respectively.

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

Other Assets

Other assets as of December 31, 2008 and 2007, is comprised of the following items:

	2008	2007
Refundable security deposits	$12,545	$64,432
Prepaid expenses	3,674	4,779
Interest receivable	91	1,096

Total	$16,310	$70,307

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases

(other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $60,556, $58,484, and $84,054, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2008 and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $2,320 and $1,345, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses of $21,454, $22,667, and $48,520, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and December 31, 2007 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2008	2007
Property management fees	$5,473	$0
Administrative reimbursements	4,645	1,566

	$10,118	$1,566

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the Alstom Power – Knoxville Building, which was sold on March 15, 2005, 1315 West Century Drive, which was sold on December 22, 2006, and the Iomega Building, which was sold on January 31, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2008	2007	2006
Rental income	$0	$43,726	$733,615
Tenant reimbursements	0	8,705	114,490
Interest and other income	0	0	5,122

Total property revenues	0	52,431	853,227

Property operating costs	0	11,289	450,660
Management and leasing fees	0	1,028	39,364
Depreciation	0	10,860	287,005
General and administrative	0	7,020	60,447

Total expenses	0	30,197	837,476

Operating income	0	22,234	15,751
Impairment loss	0	0	(354,326)
Gain (loss) on disposition	0	171,421	(142,018)

Income (loss) from discontinued operations	$0	$193,655	$(480,593)

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$1,068,374
2010	314,729
2011	111,180
2012	56,005
Thereafter	0

$1,550,288

Four tenants generated approximately 56%, 21%, 7% and 6% of rental income for the year ended December 31, 2008, and three tenants will generate approximately 54%, 21%, and 14% of future minimum rental income.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
AVAYA BUILDING(a)	None	$1,051,138	$4,461,334	$118,866	$1,051,138	$4,580,200	$0	$5,631,338	$1,574,336	1998	6/24/98
360 INTERLOCKEN BUILDING(b)	None	1,650,070	6,917,274	1,075,563	1,650,070	7,988,715	4,122	9,642,907	2,856,922	1996	3/20/98

Total		$2,701,208	$11,378,608	$1,194,429	$2,701,208	$12,568,915	$4,122	$15,274,245	$4,431,258

(a)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(b)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$32,197,935	$7,292,823

Additions	168,442	624,402
Dispositions	(10,732,430)	(2,530,786)
Impairments(1)	(354,326)	0

BALANCE AT DECEMBER 31, 2006	21,279,621	5,386,439

Additions	6,178	347,410
Dispositions	(6,154,261)	(1,640,531)

BALANCE AT DECEMBER 31, 2007	15,131,538	4,093,318

Additions	142,707	337,940

BALANCE AT DECEMBER 31, 2008	$15,274,245	$4,431,258

(1)

As of September 30, 2006, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote-down the basis of 1315 West Century Drive to approximate a recently contracted sale price as a result of reducing the intended holding period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund X and Fund XI Associates:

We have audited the accompanying statement of operations, partners’ capital, and cash flows of Fund X and Fund XI Associates (the “Joint Venture”) for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

FUND X AND FUND XI ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2008 (UNAUDITED) AND 2007 (UNAUDITED)

ASSETS

	2008 (unaudited)	2007 (unaudited)
Investment in Wells/Fremont Associates	$1,569,272	$1,612,895
Due from Wells/Fremont Associates	21,904	22,871

Total assets	$1,591,176	$1,635,766

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$21,904	$22,871

Partners’ capital:
Wells Real Estate Fund X, L.P.	910,369	935,676
Wells Real Estate Fund XI, L.P.	658,903	677,219

Total partners’ capital	1,569,272	1,612,895

Total liabilities and partners’ capital	$1,591,176	$1,635,766

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

	2008 (unaudited)	2007 (unaudited)	2006
EQUITY IN INCOME OF WELLS/FREMONT ASSOCIATES	$43,619	$49,272	$53,716

NET INCOME	$43,619	$49,272	$53,716

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners’ Capital
Balance, December 31, 2005 (unaudited)	$975,290	$705,891	$1,681,181

Net income	31,162	22,554	53,716
Partnership distributions	(47,323)	(34,251)	(81,574)

Balance, December 31, 2006	959,129	694,194	1,653,323

Net income	28,584	20,688	49,272
Partnership distributions	(52,037)	(37,663)	(89,700)

Balance, December 31, 2007 (unaudited)	935,676	677,219	1,612,895

Net income	25,304	18,315	43,619
Partnership distributions	(50,611)	(36,631)	(87,242)

Balance, December 31, 2008 (unaudited)	$910,369	$658,903	$1,569,272

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

	2008 (unaudited)	2007 (unaudited)	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income	$43,619	$49,272	$53,716
Operating distributions received from Wells/Fremont Associates	88,209	80,562	88,862
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Wells/Fremont Associates	(43,619)	(49,272)	(53,716)

Net cash provided by operating activities	88,209	80,562	88,862

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(88,209)	(80,562)	(88,862)

NET CHANGE IN CASH AND CASH EQUIVALENTS	0	0	0

CASH AND CASH EQUIVALENTS, beginning of year	0	0	0

CASH AND CASH EQUIVALENTS, end of year	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$21,904	$22,871	$13,733

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

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

Investment in Wells/Fremont Associates

The Joint Venture has evaluated Wells/Fremont Associates and concluded that this entity is a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting

Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Joint Venture does not have control over the operations of Wells/Fremont Associates, however, does exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners is required for any major decision or any action that would materially affect Wells/Fremont Associates, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Wells/Fremont Associates using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI held ownership interests in the Joint Venture of approximately 58% and 42%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X and Fund XI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. Through its interests in Wells/Fremont Associates, the Joint Venture incurred management and leasing fees through its equity in income of Wells/Fremont Associates that are payable to Wells Management of $1,117, $1,460, and $4,907 during the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s property owned through Wells/Fremont Associates related to accounting, property management, and other administrative activities, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Through its interest in Wells/Fremont

Associates, the Joint Venture incurred administrative expenses through its equity in income of Wells/Fremont Associates of $4,240, $3,147, and $3,114 payable to Wells Management for these services during the years ended December 31, 2008, 2007, and 2006, respectively.

4.	INVESTMENT IN WELLS/FREMONT ASSOCIATES

The Joint Venture’s investments and approximate ownership percentages in Wells/Fremont Associates as of December 31, 2008 and 2007 are presented below:

	2008		2007
	Amount	Percent	Amount	Percent
Wells/Fremont Associates	$1,569,272	22%	$1,612,895	22%

Roll-forwards of the Joint Venture’s investment in Wells/Fremont Associates for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in Wells/Fremont Associates, beginning of year	$1,612,895	$1,653,323
Equity in income of Wells/Fremont Associates	43,619	49,272
Distributions from Wells/Fremont Associates	(87,242)	(89,700)

Investment in Wells/Fremont Associates, end of year	$1,569,272	$1,612,895

Condensed financial information for the joint venture in which the Joint Venture held an interest as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Wells/Fremont Associates	$7,141,187	$7,286,905	$165,357	$117,163	$6,975,830	$7,169,742

	Total Revenues			Net Income
	For The Years Ended December 31,			For The Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Wells/Fremont Associates	$477,303	$490,525	$501,941	$193,897	$219,026	$238,781

Due from Wells/Fremont Associates

Due from Wells/Fremont Associates as of December 31, 2008 and 2007 represents the Joint Ventures’ share of operating cash to be distributed from the Wells/Fremont Associates for the fourth quarters of 2008 and 2007, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells/Fremont Associates:

We have audited the accompanying statement of operations, partners’ capital, and cash flows of Wells/Fremont Associates (the “Joint Venture”) for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

WELLS/FREMONT ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2008 (UNAUDITED) AND 2007 (UNAUDITED)

ASSETS

	2008 (unaudited)	2007 (unaudited)
Real estate assets, at cost:
Land	$2,219,251	$2,219,251
Building and improvements, less accumulated depreciation of $2,431,136 and $2,271,576 at December 31, 2008 and 2007, respectively	4,713,308	4,872,868

Total real estate assets	6,932,559	7,092,119

Cash and cash equivalents	158,684	109,101
Tenant receivables	25,707	40,897
Deferred leasing costs, less accumulated amortization of $58,293 and $39,131 at December 31, 2008 and 2007, respectively	17,564	36,726
Other assets	6,673	8,062

Total assets	$7,141,187	$7,286,905

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$15,241	$14,402
Due to affiliate	7,070	1,091
Deferred income	45,678	0
Partnership distributions payable	97,368	101,670

Total liabilities	165,357	117,163

Partners’ capital:
Fund X and Fund XI Associates	1,569,272	1,612,895
Piedmont Operating Partnership, LP	5,406,558	5,556,847

Total partners’ capital	6,975,830	7,169,742

Total liabilities and partners’ capital	$7,141,187	$7,286,905

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

	2008 (unaudited)	2007 (unaudited)	2006
REVENUES:
Rental income	$434,786	$435,184	$474,881
Reimbursement income	42,517	55,341	27,060

Total revenues	477,303	490,525	501,941

EXPENSES:
Property operating costs	44,826	49,270	30,200
Management and leasing fees	22,082	16,853	21,809
Depreciation	159,560	159,560	159,560
Amortization	5,286	5,111	5,198
General and administrative	51,652	40,705	46,393

Total expenses	283,406	271,499	263,160

NET INCOME	$193,897	$219,026	$238,781

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

	Fund X and Fund XI Associates	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2005 (unaudited)	$1,681,180	$5,792,112	$7,473,292

Net income	53,716	185,065	238,781
Partnership distributions	(81,573)	(281,043)	(362,616)

Balance, December 31, 2006	1,653,323	5,696,134	7,349,457

Net income	49,272	169,754	219,026
Partnership distributions	(89,700)	(309,041)	(398,741)

Balance, December 31, 2007 (unaudited)	1,612,895	5,556,847	7,169,742

Net income	43,619	150,278	193,897
Partnership distributions	(87,242)	(300,567)	(387,809)

Balance, December 31, 2008 (unaudited)	$1,569,272	$5,406,558	$6,975,830

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

	2008 (unaudited)	2007 (unaudited)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,897	$219,026	$238,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,560	159,560	159,560
Amortization	19,162	18,987	10,928
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	15,190	1,168	(11,685)
Decrease (increase) in other assets	1,389	(3,248)	(937)
Increase (decrease) in accounts payable and accrued expenses	839	(5,681)	8,186
Increase (decrease) in due to affiliate	5,979	(2,500)	952
Increase (decrease) in deferred income	45,678	(83,278)	81,163

Net cash provided by operating activities	441,694	304,034	486,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	0	0	(6,285)
Investment in deferred leasing costs	0	0	(27,515)

Net cash used in investing activities	0	0	(33,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(392,111)	(358,116)	(395,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,583	(54,082)	58,133

CASH AND CASH EQUIVALENTS, beginning of year	109,101	163,183	105,050

CASH AND CASH EQUIVALENTS, end of year	$158,684	$109,101	$163,183

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$97,368	$101,670	$61,045

See accompanying notes.

WELLS/FREMONT ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 (UNAUDITED), 2007 (UNAUDITED), AND 2006

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2008. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2008 or 2007.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases or useful life. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets is comprised primarily of prepaid property insurance, which is recognized in the period in which the coverage is provided.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI Associates and Piedmont OP held ownership interests in the Joint Venture of approximately 22% and 78%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification

or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $4,967, $6,490, and $21,809, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2008 and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $17,114 and $10,363, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses of $18,847, $13,991, and $13,842, respectively, payable to Wells Management for these services.

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2008 and December 31, 2007 represents amounts due to Wells Management for the following items:

	2008	2007
Administrative reimbursements	$3,729	$1,091
Property management fees	3,341	0

Total	$7,070	$1,091

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$437,012
Thereafter	0

$437,012

One tenant generated approximately 100% of rental income for the year ended December 31, 2008, and one tenant will generate approximately 100% of future minimum rental income.

WELLS/FREMONT ASSOCIATES

SCHEDULE III – REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008 (UNAUDITED)

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Amount at Which Carried at December 31, 2008
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
47320 KATO ROAD(a)	None	$2,130,480	$6,852,630	$380,585	$2,219,251	$7,144,444	$0	$9,363,695	$2,431,136	1998	07/21/98

(a)	47320 Kato Road consists of a two-story warehouse and office building located in Fremont, California.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

WELLS/FREMONT ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$9,357,410	$1,952,456

Additions	6,285	159,560

BALANCE AT DECEMBER 31, 2006	9,363,695	2,112,016

Additions	0	159,560

BALANCE AT DECEMBER 31, 2007 (UNAUDITED)	9,363,695	2,271,576

Additions	0	159,560

BALANCE AT DECEMBER 31, 2008 (UNAUDITED)	$9,363,695	$2,431,136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $2,666,898 and $2,325,311 at December 31, 2008 and 2007, respectively	2,887,136	6,807,771
Construction in progress	291,956	0

Total real estate assets	4,945,759	8,574,438

Cash and cash equivalents	344,481	336,445
Tenant receivables, net	595,503	648,633
Deferred leasing costs, less accumulated amortization of $105,663 and $53,508 at December 31, 2008 and 2007, respectively	260,904	248,280
Other assets, net	1,839	3,231

Total assets	$6,148,486	$9,811,027

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$167,678	$368,984
Accrued capital expenditures	274,283	0
Accrued deferred leasing costs	57,282	0
Due to affiliates	2,341	2,894
Deferred income	0	58,951

Total liabilities	501,584	430,829

Partners’ capital:
Wells Real Estate Fund XI, L.P.	1,476,498	2,452,680
Wells Real Estate Fund XII, L.P.	965,095	1,603,078
Piedmont Operating Partnership, LP	3,205,309	5,324,440

Total partners’ capital	5,646,902	9,380,198

Total liabilities and partners’ capital	$6,148,486	$9,811,027

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$879,921	$871,620	$30,441
Reimbursement income	194,545	18,756	0
Interest and other income	14	412	0

Total revenues	1,074,480	890,788	30,441

EXPENSES:
Property operating costs	693,483	605,263	369,112
Management and leasing fees	51,116	17,047	9,750
Depreciation	341,587	219,587	188,583
Amortization	52,155	51,366	2,142
Impairment loss	3,678,136	0	0
General and administrative	52,585	64,827	98,121

Total expenses	4,869,062	958,090	667,708

LOSS FROM CONTINUING OPERATIONS	(3,794,582)	(67,302)	(637,267)

DISCONTINUED OPERATIONS:
Operating income (loss)	317	166,340	(337,328)
Gain on disposition	0	1,977,731	0

Income (loss) from discontinued operations	317	2,144,071	(337,328)

NET INCOME (LOSS)	$(3,794,265)	$2,076,769	$(974,595)

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, and 2006

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2005	$3,160,951	$2,065,968	$6,861,980	$12,088,899

Net income	(254,837)	(166,548)	(553,210)	(974,595)
Partnership contributions	366,072	239,246	794,682	1,400,000

Balance, December 31, 2006	3,272,186	2,138,666	7,103,452	12,514,304

Net income	543,034	354,899	1,178,836	2,076,769
Partnership contributions	529,749	346,217	1,150,000	2,025,966
Partnership distributions	(1,892,289)	(1,236,704)	(4,107,848)	(7,236,841)

Balance, December 31, 2007	2,452,680	1,603,078	5,324,440	9,380,198

Net loss	(992,124)	(648,402)	(2,153,739)	(3,794,265)
Partnership contributions	39,222	25,633	85,145	150,000
Partnership distributions	(23,280)	(15,214)	(50,537)	(89,031)

Balance, December 31, 2008	$1,476,498	$965,095	$3,205,309	$5,646,902

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,794,265)	$2,076,769	$(974,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on disposition	0	(1,977,731)	0
Impairment loss	3,678,136	0	0
Depreciation	341,587	265,448	305,267
Amortization	52,155	66,334	2,142
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	53,130	(631,213)	(30,441)
Decrease in other assets, net	1,392	2,482	6,516
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(201,306)	306,991	(129,478)
(Decrease) increase in due to affiliates	(553)	2,487	(2,183)
(Decrease) increase in deferred income	(58,951)	58,951	0

Net cash provided by (used in) operating activities	71,325	170,518	(822,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	7,236,841	0
Investment in real estate assets	(116,761)	(1,961,239)	(70,704)
Investment in deferred leasing costs	(7,497)	(11,290)	(481,184)

Net cash (used in) provided by investing activities	(124,258)	5,264,312	(551,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	150,000	2,025,966	1,400,000
Operating distributions to joint venture partners in excess of accumulated earnings	(89,031)	0	0
Net sale proceeds distributions to joint venture partners	0	(7,236,841)	0

Net cash provided by (used in) financing activities	60,969	(5,210,875)	1,400,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,036	223,955	25,340

CASH AND CASH EQUIVALENTS, beginning of year	336,445	112,490	87,150

CASH AND CASH EQUIVALENTS, end of year	$344,481	$336,445	$112,490

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued capital expenditures	$274,283	$0	$0

Accrued deferred leasing costs	$57,282	$0	$11,040

See accompanying notes.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

On May 1, 1999, Wells Real Estate Fund XI, L.P. (“Fund XI”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership known as The Wells Fund XI-REIT Joint Venture for the purpose of acquiring, developing, operating, and selling real properties. On June 21, 1999, The Wells Fund XI-REIT Joint Venture was amended and restated as The Wells Fund XI-Fund XII-REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XII, L.P. (“Fund XII”). The general partners of Fund XI and Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.

On May 18, 1999, the Joint Venture purchased a two-story manufacturing and office building containing approximately 168,000 square feet, known as 111 Southchase Boulevard, located in Fountain Inn, South Carolina. On July 2, 1999, the Joint Venture purchased a three-story office building containing approximately 70,000 square feet, known as the 20/20 Building, located in Leawood, Kansas. On August 17, 1999, the Joint Venture purchased an office and warehouse building containing approximately 130,000 square feet, known as the Johnson Matthey Building, located in Wayne, Pennsylvania. On September 20, 1999, the Joint Venture purchased a two-story office building containing approximately 62,000 square feet, known as the Gartner Building, located in Fort Myers, Florida.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

The Joint Venture evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such assets in third quarter 2008. Accordingly, the Joint Venture reduced the carrying value of the 20/20 Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,678,000 in the third quarter of 2008.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $512 are included in tenant receivables as of December 31, 2008 and 2007, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately four years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $5,956 is included in other assets as of December 31, 2008 and 2007. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XI, Fund XII, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $7,006, $14,278, and $0, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2008 and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $9,192 and $2,815, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses that are payable to Wells Management of $13,826, $39,396, and $37,891, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2008 and December 31, 2007 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2008	2007
Property management fees	$1,741	$922
Administrative reimbursements	600	1,972

	$2,341	$2,894

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the Gartner Building, which was sold on April 13, 2005, and 111 Southchase Boulevard, which was sold on May 23, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2008	2007	2006
Rental income	$0	$267,937	$0
Reimbursement income	0	512	5,956
Interest and other income	819	0	0

Total revenues	819	268,449	5,956

Property operating costs	0	7,832	166,117
Management and leasing fees	0	12,134	7,200
Depreciation	0	45,861	116,684
Amortization	0	14,968	0
Bad debt expense	0	512	5,956
General and administrative	502	20,802	47,327

Total expenses	502	102,109	343,284

Operating income (loss)	317	166,340	(337,328)
Gain on disposition	0	1,977,731	0

Income (loss) from discontinued operations	$317	$2,144,071	$(337,328)

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$1,118,202
2010	1,146,070
2011	1,161,557
2012	1,002,828
2013	144,974
Thereafter	24,216

$4,597,847

Two tenants generated approximately 72% and 27% of rental income for the year ended December 31, 2008, and three tenants will generate approximately 61%, 23% and 16% of future minimum rental income.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$(1,933,553)	$1,766,667	$5,554,034	$291,956	$7,612,657	$2,666,898	1998	07/02/99

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

THE WELLS FUND XI – FUND XII – REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$15,311,227	$3,127,646

Additions	70,704	305,267

BALANCE AT DECEMBER 31, 2006	15,381,931	3,432,913

Additions	1,961,239	265,448
Dispositions	(6,443,421)	(1,373,050)

BALANCE AT DECEMBER 31, 2007	10,899,749	2,325,311

Additions	391,044	341,587
Impairments(1)	(3,678,136)	0

BALANCE AT DECEMBER 31, 2008	$7,612,657	$2,666,898

(1)

As of September 30, 2008, The Wells Fund XI-Fund XII-REIT Joint Venture wrote-down the basis of the 20/20 Building to reduce the carrying value of the property to its estimated fair value as a result of management refining its strategy for disposing of this building.

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS REAL ESTATE FUND XI, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(a)	Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(b)	Management Agreement with Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(c)	Custodial Agency Agreement with The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(d)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(e)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(f)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(g)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(h)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

Exhibit Number		Description of Document

*10	(i)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997 (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(j)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(k)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(l)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(m)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(n)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(o)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(p)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(q)	Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated June 8, 1998 (Exhibit 10.13 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(r)	Restatement of and First Amendment to Agreement for the Purchase and Sale of Property relating to the Fairchild Building dated July 1, 1998 (Exhibit 10.14 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(s)	Joint Venture Agreement of Wells/Fremont Associates (the “Fremont Joint Venture”) dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(t)	Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(u)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(v)	Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(w)	First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10	(x)	Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated June 12, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.21 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(y)	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions relating to the Cort Furniture Building dated July 16, 1998 between the Cort Joint Venture (as successor in interest by assignment) and Spencer Fountain Valley Holdings, Inc. (Exhibit 10.22 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(z)	Joint Venture Agreement of Wells/Orange County Associates (the “Cort Joint Venture”) dated July 27, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.25 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(aa)	Agreement for the Purchase and Sale of Joint Venture Interest relating to the Cort Joint Venture dated July 30, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.26 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(bb)	First Amendment to Joint Venture Agreement of Wells/Orange County Associates dated September 1, 1998 (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 0-23719)

*10	(cc)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(dd)	Amended and Restated Joint Venture Partnership Agreement of The Wells Fund XI – Fund XII – REIT Joint Venture (Exhibit 10.28 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-83933)

*10	(ee)	Agreement of Sale and Purchase relating to the EYBL CarTex Building (Exhibit 10.54 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ff)	Agreement of Purchase and Sale for the Sprint Building (Exhibit 10.5 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 33-66657)

*10	(gg)	Agreement of Sale and Purchase for the Johnson Matthey Building (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 33-66657)

*10	(hh)	Fifth Amendment to Lease for the Johnson Matthey Building (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XII, L.P., Commission File No. 33-66657)

*10	(ii)	Agreement of Purchase and Sale relating to the Gartner Building (Exhibit 10.63 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32009)

*10	(jj)	Lease Agreement for the Gartner Building (Exhibit 10.64 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(kk)	Purchase and Sale Agreement relating to the sale of the Cort Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2003, Commission File No. 0-23719)

*10	(ll)	Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(mm)	Purchase and Sale Agreement for the Johnson Matthey Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(nn)	First Amendment to Lease Agreement with Gartner, Inc. for the Gartner Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2004, Commission File No. 0-25731)

*10	(oo)	Purchase and Sale Agreement for the sale of the Alstom Power – Knoxville Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

*10	(pp)	Purchase and Sale Agreement for the sale of the Gartner Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10	(qq)	Lease Agreement with Caterpillar, Inc. for the 111 Southchase Boulevard Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended September 30, 2006, Commission File No. 0-25731)

*10	(rr)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(ss)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(tt)	Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(uu)	Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building (Exhibit to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(vv)	Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-25731)

*10	(ww)	Purchase and Sale Agreement for the sale of the 111 Southcase Boulevard Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

*10	(xx)	Reinstatement of and Fifth Amendment to Purchase and Sale Agreement for the sale of the 111 Southchase Boulevard Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the quarter ended March 31, 2007, Commission File No. 0-25731)

Exhibit Number	Description of Document

*10(yy)	Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-22039)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002