Form 10-Q
period 2009-06-30
WELLS REAL ESTATE FUND XI L P
filed 2009-08-12
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2009	December 31, 2008
Investment in joint ventures	$3,105,945	$3,105,384
Cash and cash equivalents	466,617	550,251
Due from joint ventures	28,427	9,197
Other assets	156	979

Total assets	$3,601,145	$3,665,811

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$9,814	$19,020
Due to affiliates	7,141	6,118

Total liabilities	16,955	25,138

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,431,174 units issued and outstanding	3,584,190	3,640,673
Class B – 222,106 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,584,190	3,640,673

Total liabilities and partners’ capital	$3,601,145	$3,665,811

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
EQUITY IN INCOME OF JOINT VENTURES	$13,588	$184	$18,516	$15,939

INTEREST AND OTHER INCOME	379	3,420	1,451	8,388

GENERAL AND ADMINISTRATIVE EXPENSES	33,559	38,429	76,450	93,618

NET LOSS	$(19,592)	$(34,825)	$(56,483)	$(69,291)

NET LOSS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(19,592)	$(34,510)	$(56,483)	$(68,631)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$0	$(315)	$0	$(660)

NET LOSS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.01)	$(0.02)	$(0.04)	$(0.05)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,431,174	1,431,174	1,431,174

CLASS B	222,106	222,106	222,106	222,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	1,431,174	$4,733,622	222,106	$0	$660	$4,734,282

Net loss	0	(1,092,949)	0	0	(660)	(1,093,609)

BALANCE, December 31, 2008	1,431,174	3,640,673	222,106	0	0	3,640,673

Net loss	0	(56,483)	0	0	0	(56,483)

BALANCE, June 30, 2009	1,431,174	$3,584,190	222,106	$0	$0	$3,584,190

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,483)	$(69,291)
Operating distributions received from joint ventures	24,873	63,187
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of joint ventures	(18,516)	(15,939)
Changes in assets and liabilities:
Decrease in other assets	823	2,476
Decrease in accounts payable and accrued expenses	(9,206)	(36,351)
Increase in due to affiliates	1,023	510

Net cash used in operating activities	(57,486)	(55,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(26,148)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(83,634)	(55,408)

CASH AND CASH EQUIVALENTS, beginning of period	550,251	633,321

CASH AND CASH EQUIVALENTS, end of period	$466,617	$577,913

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from July 1, 2009 through August 12, 2009, the date of filing with the SEC.

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Partnership’s financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund IX-X-XI-REIT Associates	$272,256	$403,263	$30,298	$127,729	$0	$0	$30,298	$127,729
Fund X-XI Associates	0	0	13,592	11,208	0	0	13,592	11,208
Fund XI-XII-REIT Associates	274,717	290,894	19,957	(61,045)	0	819	19,957	(60,226)

	$546,973	$694,157	$63,847	$77,892	$0	$819	$63,847	$78,711

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund IX-X-XI-REIT Associates	$545,607	$825,771	$34,017	$260,145	$0	$0	$34,017	$260,145
Fund X-XI Associates	0	0	23,925	21,890	0	0	23,925	21,890
Fund XI-XII-REIT Associates	592,311	526,963	20,958	(61,947)	0	317	20,958	(61,630)

	$1,137,918	$1,352,734	$78,900	$220,088	$0	$317	$78,900	$220,405

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund X-XI-REIT Associates – Fremont	$121,632	$114,720	$60,420	$49,821	$240,471	$235,357	$106,354	$97,308

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$0	$0	$0	$317	$0	$317

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $1,333 and $2,183 for the three months ended June 30, 2009 and 2008, respectively, and $3,046 and $4,168 for the six months ended June 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $16,429 and $16,812 payable to Wells Capital and Wells Management for the three months ended June 30, 2009 and 2008, respectively, and $36,257 and $35,138 for the six months ended June 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $34.7 million as of July 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the

Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The second quarter 2009 operating distributions to limited partners were reserved. We anticipate that operating and net sale proceeds distributions will continue to be reserved due to various issues, including our intention to fund our pro rata share of the anticipated re-leasing costs and capital improvements for our four remaining properties.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers. As of July 31, 2009, the Partnership owned interests in four properties.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power – Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 28% leased to multiple tenants. We are actively marketing the vacant space for lease.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2010.

•	The 47320 Kato Road Building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

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

Short-Term Liquidity

During the six months ended June 30, 2009, we generated net operating cash outflows of approximately $57,000, primarily as a result of paying general and administrative expenses in excess of operating distributions received from the Joint Ventures due to (i) a low level of occupancy at the 360 Interlocken Building and (ii) retaining some of Fund XI-XII-REIT Associates’ operating cash flow at the joint venture level to fund capital improvements for the 20/20 Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the four remaining properties.

During the six months ended June 30, 2009, we invested approximately $26,000 in Fund XI-XII-REIT Associates to fund our pro rata share of capital improvements at the 20/20 Building.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $17,000, due as of June 30, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above out of operating cash flows and net sale proceeds.

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

As of June 30, 2009, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2009	Undistributed Net Sale Proceeds as of June 30, 2009
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	2,901,531	0

1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	• Re-leasing 111 Southchase Boulevard (2007)	588,328	0

Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	411,759	0

111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	340,000	• Re-leasing the 20/20 Building (2007-2008) • Partnership operating expenses (2007-2009) • Capital improvements for the 20/20 Building (2008-2009)	1,099,128	453,161

Total			$11,123,160	$800,000		$9,869,999	$453,161

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds of approximately $0.5 million in order to fund our pro rata share of anticipated re-leasing costs and capital improvements at our four remaining properties.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $13,588 and $184 for the three months ended June 30, 2009 and 2008, respectively and $18,516 and $15,939 for the six months ended June 30, 2009 and 2008, respectively. The increases are primarily attributable to (i) an increase in rental income due to the execution of the Nolan Real Estate Services, Inc. lease at the 20/20 Building in December 2008 and (ii) a decrease in repair and maintenance costs at the 20/20 Building, partially offset by (iii) the expiration of the lease with the majority tenant at the 360 Interlocken Building, GAIAM, Inc., in May 2008.

Absent future leasing activities at the 360 Interlocken Building or the 20/20 Building, we anticipate equity in income of Joint Ventures to remain at similar levels in the near term; however, if the sole tenants of the 47320 Kato Road Building and the Avaya Building do not extend their current leases (which are currently scheduled to expire in November 2009 and January 2010, respectively) and we are unable to secure replacement tenants in a timely manner, equity in income of Joint Ventures would decline in the future.

Interest and Other Income

Interest and other income was $379 and $3,420 for the three months ended June 30, 2009 and 2008, respectively, and $1,451 and $8,388 for the six months ended June 30, 2009 and 2008, respectively. The decreases are primarily a result of a decrease in the average daily yield and a decline in average outstanding cash balance.

Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

General and Administrative Expenses

General and administrative expenses were $33,559 and $38,429 for the three months ended June 30, 2009 and 2008, respectively. This decrease represents a temporary variance that corresponds with the timing of work performed by our external accountants in the current year.

General and administrative expenses were $76,450 and $93,618 for the six months ended June 30, 2009 and 2008, respectively. This decrease is attributable to (i) a temporary variance that corresponds with the timing of work performed by our external accountants in the current year and (ii) a decline in legal services in 2009.

Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002