Form 10-Q
period 2009-09-30
WELLS REAL ESTATE FUND XI L P
filed 2009-11-12
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2009	December 31, 2008
Investment in joint ventures	$2,771,366	$3,105,384
Cash and cash equivalents	462,098	550,251
Due from joint ventures	15,690	9,197
Other assets	0	979

Total assets	$3,249,154	$3,665,811

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$4,012	$19,020
Due to affiliates	4,345	6,118

Total liabilities	8,357	25,138

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Class A – 1,431,174 units issued and outstanding	3,240,797	3,640,673
Class B – 222,106 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,240,797	3,640,673

Total liabilities and partners’ capital	$3,249,154	$3,665,811

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2009	2008	2009	2008

EQUITY IN LOSS OF JOINT VENTURES	$(318,889)	$(970,283)	$(300,374)	$(954,344)

INTEREST AND OTHER INCOME	204	3,530	1,656	11,918

GENERAL AND ADMINISTRATIVE EXPENSES	24,708	33,892	101,158	127,510

NET LOSS	$(343,393)	$(1,000,645)	$(399,876)	$(1,069,936)

NET LOSS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(343,393)	$(1,000,645)	$(399,876)	$(1,069,276)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$0	$0	$0	$(660)

NET LOSS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.24)	$(0.70)	$(0.28)	$(0.75)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,431,174	1,431,174	1,431,174

CLASS B	222,106	222,106	222,106	222,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	1,431,174	$4,733,622	222,106	$0	$660	$4,734,282

Net loss	0	(1,092,949)	0	0	(660)	(1,093,609)

BALANCE, December 31, 2008	1,431,174	3,640,673	222,106	0	0	3,640,673

Net loss	0	(399,876)	0	0	0	(399,876)

BALANCE, September 30, 2009	1,431,174	$3,240,797	222,106	$0	$0	$3,240,797

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,876)	$(1,069,936)
Operating distributions received from joint ventures	53,299	102,714
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint ventures	300,374	954,344
Changes in assets and liabilities:
Decrease in other assets	979	2,461
Decrease in accounts payable and accrued expenses	(15,008)	(32,317)
(Decrease) increase in due to affiliates	(1,773)	1,441

Net cash used in operating activities	(62,005)	(41,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(26,148)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,153)	(41,293)

CASH AND CASH EQUIVALENTS, beginning of period	550,251	633,321

CASH AND CASH EQUIVALENTS, end of period	$462,098	$592,028

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	1. 360 Interlocken Building A three-story office building located in Broomfield, Colorado 2. Avaya Building A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.

Joint Venture	Joint Venture Partners	Properties
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	• Fund X-XI Associates • Piedmont Operating Partnership, LP	3. 47320 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	4. 20/20 Building A three-story office building located in Leawood, Kansas

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from October 1, 2009 through November 12, 2009, the date of filing with the SEC.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding non-financial assets and non-financial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (“Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund X-XI-REIT Associates – Fremont evaluated the recoverability of the carrying value of the 47320 Kato Road property pursuant to the accounting policy outlined in Note 2 and determined that it is not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing. Accordingly, Fund X-XI-REIT Associates – Fremont reduced the carrying value of 47320 Kato Road to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,316,000 (approximately $313,000 of which was allocated to the Partnership) in the third quarter of 2009. This impairment loss is included in income (loss) from continuing operations for the three months and nine months ended September 30, 2009 in the table below.

The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs (see Evaluating the Recoverability of Real Estate Assets in Note 2). Examples of inputs that Fund X-XI-REIT Associates – Fremont utilized in its fair value calculations include discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund IX-X-XI-REIT Associates	$269,833	$279,764	$(6,824)	$3,735	$0	$0	$(6,824)	$3,735
Fund X-XI Associates	0	0	(735,079)	10,928	0	0	(735,079)	10,928
Fund XI-XII-REIT Associates	323,005	311,047	(36,890)	(3,729,538)	0	0	(36,890)	(3,729,538)

	$592,838	$590,811	$(778,793)	$(3,714,875)	$0	$0	$(778,793)	$(3,714,875)

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund IX-X-XI-REIT Associates	$815,440	$1,105,535	$27,193	$263,880	$0	$ 0	$27,193	$263,880
Fund X-XI Associates	0	0	(711,153)	32,818	0	0	(711,153)	32,818
Fund XI-XII-REIT Associates	915,315	838,011	(15,931)	(3,791,485)	0	317	(15,931)	(3,791,168)

	$1,730,755	$1,943,546	$(699,891)	$(3,494,787)	$0	$317	$(699,891)	$(3,494,470)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund X-XI-REIT Associates – Fremont	$119,830	$122,184	$(3,267,611)	$48,576	$360,301	$357,542	$(3,161,257)	$145,884

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XI-XII-REIT Associates	$0	$0	$0	$317	$0	$317

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $1,473 and $1,713 for the three months ended September 30, 2009 and 2008, respectively, and $4,520 and $5,880 for the nine months ended September 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $16,552 and $17,341 payable to Wells Capital and Wells Management for the three months ended September 30, 2009 and 2008, respectively, and $52,909 and $52,479 for the nine months ended September 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $23.7 million as of October 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended.

The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. The parties are presently engaged in expert discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in August 2009, the sole tenant at the Avaya Building, Avaya, Inc. (“Avaya”), has the right to request the reimbursement of tenant improvements of up to approximately $572,000, which would be required to be funded by Fund IX-X-XI-REIT Associates. As of September 30, 2009, Fund IX-X-XI-REIT Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Avaya’s tenant improvements.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own interests in four properties. On August 26, 2009, Fund IX-X-XI-REIT Associates completed a lease amendment with Avaya, the sole tenant at the Avaya Building, which extended the termination date of the lease from January 31, 2010 to January 31, 2015, subject to certain lease termination rights held by the tenant. Our focus at this time involves leasing and marketing efforts that we believe will deliver the best disposition pricing of our assets for our limited partners.

The third quarter 2009 operating distributions to limited partners were reserved. We anticipate that operating and net sale proceeds distributions will continue to be reserved due to various factors, including our intention to fund our pro rata share of the anticipated re-leasing costs and capital improvements at our four remaining properties.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers. As of October 31, 2009, the Partnership owned interests in four properties.

Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power – Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 28% leased to multiple tenants. We are actively marketing the vacant space for lease.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2015, subject to certain lease termination rights held by the tenant.

•	The 47320 Kato Road Building, located in Fremont, California, in the Silicon Valley area, is 100% leased through November 2009.

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

Short-Term Liquidity

During the nine months ended September 30, 2009, we generated net operating cash outflows of approximately $62,000, primarily due to (i) a low level of occupancy at the 360 Interlocken Building and (ii) Fund XI-XII-REIT Associates retaining some of the operating cash flow at the joint venture level to fund capital improvements at the 20/20 Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at our four remaining properties.

During the nine months ended September 30, 2009, we invested approximately $26,000 in Fund XI-XII-REIT Associates to fund our pro rata share of capital improvements at the 20/20 Building.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $8,000, due as of September 30, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above out of operating cash flows and net sale proceeds.

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

As of September 30, 2009, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2009	Undistributed Net Sale Proceeds as of September 30, 2009
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	• Partnership operating expenses (2006) • Joint venture operating expenses (2006) • Re-leasing the 20/20 Building (2006) • Re-leasing 111 Southchase Boulevard (2007)	2,901,531	0

1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	• Re-leasing 111 Southchase Boulevard (2007)	588,328	0

Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	411,759	0

111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	340,000	• Re-leasing the 20/20 Building (2007-2008) • Partnership operating expenses (2007-2009) • Capital improvements for the 20/20 Building (2008-2009)	1,099,128	453,161

Total			$11,123,160	$800,000		$9,869,999	$453,161

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds of approximately $0.5 million in order to fund our pro rata share of anticipated re-leasing costs and capital improvements at our four remaining properties.

Results of Operations

Equity in Loss of Joint Ventures

Equity in loss of Joint Ventures was $(318,889) and $(970,283) for the three months ended September 30, 2009 and 2008, respectively, and $(300,374) and $(954,344) for the nine months ended September 30, 2009 and 2008, respectively. The decreases in loss are primarily attributable to the impairment loss recognized by Fund XI-XII-REIT Associates related to the 20/20 Building in the third quarter of 2008, of which approximately $962,000 was allocated to the Partnership, partially offset by the impairment loss recognized by Fund X-XI-REIT Associates – Fremont related to the 47320 Kato Road Building in the third quarter of 2009, of which approximately $313,000 was allocated to the Partnership.

We expect equity in loss of Joint Ventures to decline in the future as a result of recognizing a non-recurring impairment loss at the 47320 Kato Road Building in the third quarter of 2009.

Interest and Other Income

Interest and other income was $204 and $3,530 for the three months ended September 30, 2009 and 2008, respectively, and $1,656 and $11,918 for the nine months ended September 30, 2009 and 2008, respectively. The decreases are primarily a result of a decrease in the average daily yield and a decline in average outstanding cash balance.

Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners, and the amount of operating cash needed to invest in the Joint Ventures related to funding our pro rata share of re-leasing costs and capital expenditures.

General and Administrative Expenses

General and administrative expenses were $24,708 and $33,892 for the three months ended September 30, 2009 and 2008, respectively, and $101,158 and $127,510 for the nine months ended September 30, 2009 and 2008, respectively. The decreases are attributable to a temporary decline in accounting fees related to the timing of work performed by our external accountants in the current year and a decline in legal services in 2009.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

In the third quarter of 2008, Fund XI-XII-REIT Associates recorded an impairment loss at the 20/20 Building of approximately $3,678,000 (approximately $962,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of management refining its strategy for disposing of this building.

In the third quarter of 2009, Fund X-XI-REIT Associates – Fremont recorded an impairment loss on 47320 Kato Road of approximately $3,316,000 (approximately $313,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing.

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The sole tenant at the Avaya Building, Avaya, has the right to request the reimbursement of tenant improvements of up to approximately $572,000, which would be required to be funded by Fund IX-X-XI-REIT Associates. As of September 30, 2009, Fund IX-X-XI-REIT Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Avaya’s tenant improvements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 12, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number	Description

*10.1	Third Amendment to Net Lease Agreement with Avaya Inc. for the Avaya Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2009, Commission File No. 0-22039)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed and incorporated herein by reference