Form 10-Q
period 2010-06-30
WELLS REAL ESTATE FUND XI L P
filed 2010-08-12
CIK 1018216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2010	December 31, 2009
Investment in joint ventures	$2,558,709	$2,731,688
Cash and cash equivalents	424,967	449,194
Due from joint ventures	28,631	38,222

Total assets	$3,012,307	$3,219,104

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$3,165	$6,611
Due to affiliates	6,748	8,059

Total liabilities	9,913	14,670

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Class A –1,431,174 units issued and outstanding	3,002,394	3,204,434
Class B –222,106 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	3,002,394	3,204,434

Total liabilities and partners’ capital	$3,012,307	$3,219,104

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(122,549)	$13,588	$(117,398)	$18,516

INTEREST AND OTHER INCOME	252	379	506	1,451

GENERAL AND ADMINISTRATIVE EXPENSES	38,671	33,559	85,148	76,450

NET LOSS	$(160,968)	$(19,592)	$(202,040)	$(56,483)

NET LOSS ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(160,968)	$(19,592)	$(202,040)	$(56,483)

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$0	$0	$0	$0

NET LOSS PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.11)	$(0.01)	$(0.14)	$(0.04)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	1,431,174	1,431,174	1,431,174	1,431,174

CLASS B	222,106	222,106	222,106	222,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	1,431,174	$3,640,673	222,106	$0	$0	$3,640,673

Net loss	0	(436,239)	0	0	0	(436,239)

BALANCE, December 31, 2009	1,431,174	3,204,434	222,106	0	0	3,204,434

Net loss	0	(202,040)	0	0	0	(202,040)

BALANCE, June 30, 2010	1,431,174	$3,002,394	222,106	$0	$0	$3,002,394

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,040)	$(56,483)
Operating distributions received from joint ventures	83,716	24,873
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of joint ventures	117,398	(18,516)
Changes in assets and liabilities:
Decrease in other assets	0	823
Decrease in accounts payable and accrued expenses	(3,446)	(9,206)
(Decrease) increase in due to affiliates	(1,311)	1,023

Net cash used in operating activities	(5,683)	(57,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(18,544)	(26,148)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,227)	(83,634)

CASH AND CASH EQUIVALENTS, beginning of period	449,194	550,251

CASH AND CASH EQUIVALENTS, end of period	$424,967	$466,617

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund IX, L.P. •Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P. •Piedmont Operating Partnership, LP	1. 360 Interlocken Building A three-story office building located in Broomfield, Colorado 2. Avaya Building A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	•Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P.	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates – Fremont”)	•Fund X-XI Associates •Piedmont Operating Partnership, LP	3. 47300 Kato Road A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	•Wells Real Estate Fund XI, L.P. •Wells Real Estate Fund XII, L.P. •Piedmont Operating Partnership, LP	4. 20/20 Building A three-story office building located in Leawood, Kansas

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

In connection with recurring quarterly review processes, Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined in

Note 2 above and determined that it is not recoverable, as compared to the estimated fair value, primarily due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset in second quarter of 2010. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 (approximately $127,000 of which was allocated to the Partnership) in the second quarter of 2010. This impairment loss is included in net income (loss) for the three months and six months ended June 30, 2010 in the table below.

The fair value measurements used in this evaluation of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs (see “Evaluating the Recoverability of Real Estate Assets” in Note 2). Examples of inputs that Fund IX-X-XI-REIT Associates utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, Fund IX-X-XI-REIT Associates assigned an estimated probability-weighting to more than one fair value estimate based on Fund IX-X-XI-REIT Associates’ assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund IX-X-XI-REIT Associates	$225,781	$272,256	$(1,435,664)	$30,298	$492,126	$545,607	$(1,471,850)	$34,017
Fund X-XI Associates	0	0	16,454	13,592	0	0	48,076	23,925
Fund XI-XII-REIT Associates	266,997	274,717	(12,556)	19,957	547,977	592,311	(31,472)	20,958

	$492,778	$546,973	$(1,431,766)	$63,847	$1,040,103	$1,137,918	$(1,455,246)	$78,900

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund X-XI-REIT Associates – Fremont	$131,883	$121,632	$73,144	$60,420	$322,037	$240,471	$213,709	$106,354

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2010 and December 31, 2009 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $1,134 and $1,333 for the three months ended June 30, 2010 and 2009, respectively, and $1,902 and $3,046 for the six months ended June 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $18,714 and $16,429 payable to Wells Capital and Wells Management for the three months ended June 30, 2010 and 2009, respectively, and $39,469 and $36,257 for the six months ended June 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of June 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

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

The second quarter 2010 operating distributions to limited partners were reserved. We anticipate that operating and net sale proceeds distributions will continue to be reserved due to various factors, including our intention to fund anticipated re-leasing costs and capital improvements for the 360 Interlocken Building, 47300 Kato Road, and the 20/20 Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2010, the Partnership owned interests in four properties.

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

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 22% leased to three tenants. We are actively marketing the vacant space for lease in this building.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2015. We are currently marketing this property for disposition.

•

The 47300 Kato Road property, located in Fremont, California, in the Silicon Valley area, is currently vacant. TCI International, Inc., the previous sole tenant, vacated the property in May 2010. We are currently marketing the property for lease and sale.

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

Short-Term Liquidity

During the six months ended June 30, 2010, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $(6,000), primarily due to (i) a low level of occupancy at the 360 Interlocken Building and (ii) Fund IX-X-XI-REIT Associates retaining a portion of its operating cash flow to fund re-leasing costs for the Avaya Building. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund anticipated re-leasing costs and capital improvements for the 360 Interlocken Building, 47300 Kato Road, and the 20/20 Building.

During the six months ended June 30, 2010, we invested approximately $19,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of re-leasing costs for the Avaya Building.

We believe that the cash on hand and operating distributions from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $10,000, as of June 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known or anticipated capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

The Joint Ventures incur capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners.

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

As of June 30, 2010, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2010	Undistributed Net Sale Proceeds as of June 30, 2010
				Amount	Purpose

Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$0	—	$1,315,906	$0

Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	0	—	2,529,819	0

Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	0	—	1,023,528	0

Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	•Partnership operating expenses (2006) •Joint venture operating expenses (2006) •Re-leasing the 20/20 Building (2006) •Re-leasing 111 Southchase Boulevard (2007)	2,901,531	0

1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	•Re-leasing 111 Southchase Boulevard (2007)	588,328	0

Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	0	—	411,759	0

111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	385,000	•Re-leasing the 20/20 Building (2007-2008) •Partnership operating expenses (2007 - 2009) •Capital improvements for the 20/20 Building (2008 - 2009) •Re-leasing the Avaya Building (2010)	1,099,128	408,161

Total			$11,123,160	$845,000		$9,869,999	$408,161

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds of approximately $0.4 million in order to fund anticipated re-leasing costs and capital improvements for the 360 Interlocken Building, 47300 Kato Road, and the 20/20 Building.

Results of Operations

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures decreased from $13,588 for the three months ended June 30, 2009 to $(122,549) for the three months ending June 30, 2010, and from $18,516 for the six months ended June 30, 2009 to $(117,398) for the six months ended June 30, 2010, respectively. The increases in loss for the three and six months ended June 30, 2010 are primarily attributable to the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010 (see Note 3 to our accompanying financial statements included in this report), of which approximately $127,000 was allocated to the Partnership.

We expect equity in loss of Joint Ventures to decline in the future as a result of recognizing a non-recurring impairment loss at the 360 Interlocken Building in the second quarter of 2010.

Interest and Other Income

Interest and other income decreased from $379 for the three months ended June 30, 2009 to $252 for the three months ended June 30, 2010, and from $1,451 for the six months ended June 30, 2009 to $506 for the six months ended June 30, 2010. The decreases for the three and six months ended June 30, 2010 are primarily a result of a decrease in the average daily yield and a decline in average outstanding cash balance.

Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.

General and Administrative Expenses

General and administrative expenses increased from $33,559 for the three months ended June 30, 2009 to $38,671 for the three months ended June 30, 2010, and from $76,450 for the six months ended June 30, 2009 to $85,148 for the six months ended June 30, 2010. The increases for the three and six months ended June 30, 2010 are primarily attributable to (i) a temporary difference in accounting fees related to the timing of work performed by our external accountants during the year, partially offset by (ii) a decrease in legal services incurred in 2010.

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

In the second quarter of 2010, Fund IX-X-XI-REIT Associates recorded an impairment loss on the 360 Interlocken Building of approximately $1,448,000 (approximately $127,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows primarily due to refining our disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset in second quarter of 2010 (see “Impairment of Real Estate Assets” in Note 3 to our financial statements included in this report).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2010	/s/ DOUGLAS P. WILLIAMS
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