Form 10-Q
period 2011-09-30
WELLS REAL ESTATE FUND XI L P
filed 2011-11-10
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Investment in joint ventures	$1,236,672	$2,239,616
Cash and cash equivalents	1,704,521	704,810
Due from joint ventures	13,621	26,960
Other assets	2,444	—
Total assets	$2,957,258	$2,971,386

Liabilities:
Accounts payable and accrued expenses	$2,477	$9,125
Due to affiliates	5,924	6,418
Total liabilities	8,401	15,543

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,878,060	2,952,216
Class B – 222,556 units issued and outstanding	70,797	3,627
General Partners	—	—
Total partners’ capital	2,948,857	2,955,843
Total liabilities and partners’ capital	$2,957,258	$2,971,386
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity in Income (Loss) of Joint Ventures	$902	$(10,741)	$101,090	$(128,139)

Interest and Other Income	901	256	1,823	762

General and Administrative Expenses	28,956	29,546	109,899	114,694
Net Loss	$(27,153)	$(40,031)	$(6,986)	$(242,071)

Net Income (Loss) Allocated to:
Class A Limited Partners	$—	$(39,087)	$(74,156)	$(241,127)
Class B Limited Partners	$(27,153)	$(944)	$67,170	$(944)
General Partners	$—	$—	$—	$—

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Class A	$0.00	$(0.03)	$(0.05)	$(0.17)
Class B	$(0.12)	$0.00	$0.30	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724	1,430,724	1,431,024
Class B	222,556	222,556	222,556	222,256
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	1,431,174	$3,204,434	222,106	$—	$—	$3,204,434

Class A conversion elections	(450)	(944)	450	944	—	—
Net loss	—	(251,274)	—	2,683	—	(248,591)
BALANCE, December 31, 2010	1,430,724	2,952,216	222,556	3,627	—	2,955,843

Net income (loss)	—	(74,156)	—	67,170	—	(6,986)
BALANCE, September 30, 2011	1,430,724	$2,878,060	222,556	$70,797	$—	$2,948,857
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(6,986)	$(242,071)
Operating distributions received from joint ventures	96,588	108,736
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of joint ventures	(101,090)	128,139
Changes in assets and liabilities:
Increase in other assets	(2,444)	—
Decrease in accounts payable and accrued expenses	(6,648)	(2,973)
Decrease in due to affiliates	(494)	(1,445)
Net cash used in operating activities	(21,074)	(9,614)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	1,094,252	—
Investment in joint ventures	(73,467)	(21,141)
Net cash provided by (used in) investing activities	1,020,785	(21,141)
Net Increase (Decrease) in Cash and Cash Equivalents	999,711	(30,755)

Cash and Cash Equivalents, beginning of period	704,810	449,194
Cash and Cash Equivalents, end of period	$1,704,521	$418,439
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(1) A three-story office building located in Broomfield, Colorado 2. Avaya Building(2) A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates (“Fund X-XI Associates”)	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates (“Fund X-XI-REIT Associates - Fremont”)	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	3. 47300 Kato Road(3) A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture (“Fund XI-XII-REIT Associates”)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	4. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	This property was sold in June 2011.

(2)	This property was sold in October 2010.

(3)	This property was sold in August 2011.
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$(4,042)	$(2,431)	$3,397	$(15,902)	$(645)	$(18,333)
Fund X-XI Associates	—	—	12,761	(20,763)	—	—	12,761	(20,763)
Fund XI-XII-REIT Associates	344,908	337,406	(16,823)	(1,576)	—	—	(16,823)	(1,576)
	$344,908	$337,406	$(8,104)	$(24,770)	$3,397	$(15,902)	$(4,707)	$(40,672)

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$(24,668)	$(15,561)	$1,354,512	$(1,474,622)	$1,329,844	$(1,490,183)
Fund X-XI Associates	—	—	(17,044)	27,313	—	—	(17,044)	27,313
Fund XI-XII-REIT Associates	911,978	885,383	(32,996)	(33,048)	—	—	(32,996)	(33,048)
	$911,978	$885,383	$(74,708)	$(21,296)	$1,354,512	$(1,474,622)	$1,279,804	$(1,495,918)

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund X-XI-REIT Associates – Fremont	$—	$—	$(2,855)	$(2,432)	$59,582	$(89,864)	$56,727	$(92,296)

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund X-XI-REIT Associates – Fremont	$—	$—	$(14,269)	$(13,322)	$(61,494)	$134,735	$(75,763)	$121,413
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$127,569	$1,226,943	$1,354,512	$(26,405)	$(1,448,217)	$—	$(1,474,622)
Fund X-XI-REIT Associates – Fremont	(152,699)	91,205	(61,494)	134,735	—	—	134,735
	$(25,130)	$1,318,148	$1,293,018	$108,330	$(1,448,217)	$—	$(1,339,887)
 Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2011 and December 31, 2010 represents operating cash flow generated by Fund XI-XII-REIT Associates for the three months ended September 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $568 and $1,523 for the three months ended September 30, 2011 and 2010, respectively and $2,215 and $3,644 for the nine months ended September 30, 2011 and 2010, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $16,711 and $18,591 payable to Wells Capital and Wells Management for the three months ended September 30, 2011 and 2010, respectively, and $47,744 and $58,061 for the nine months ended September 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of September 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. Following the sale of the 47300 Kato Road property, we have sold ten of the eleven properties in which we have held interests. On August 25, 2011, Wells/Fremont Associates sold the 47300 Kato Road property to an unrelated third party for a gross sale price of $3,824,553. As a result of the sale, the Partnership received net sale proceeds of approximately $331,000 and was allocated a gain of approximately $9,000, which may be adjusted as additional information becomes available in subsequent periods. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The third quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating a suitable buyer, negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of October 31, 2011, we owned an interest in one property.
Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power - Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The Avaya Building was sold on October 15, 2010.

•	The 360 Interlocken Building was sold on June 2, 2011.

•	The 47300 Kato Road property was sold on August 25, 2011.

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
Short-Term Liquidity
For the nine months ended September 30, 2011, net operating cash outflows, including distributions received from the Joint Ventures, were approximately $21,000, primarily due to (i) Fund IX-X-XI-REIT Associates retaining its operating cash flow to fund the remaining re-leasing costs at the 360 Interlocken Building, prior to disposition and (ii) the vacancy at 47300 Kato Road, prior to disposition. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 20/20 Building.
During the nine months ended September 30, 2011, we invested (i) approximately $57,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc. and (ii) approximately $16,000 in Fund X-XI-REIT Associates - Fremont to fund our pro rata share of property operating costs at 47300 Kato Road. During the nine months ended September 30, 2011, we received net sale proceeds of (i) approximately $763,000 from the sale of the 360 Interlocken Building and (ii) approximately $331,000 from the sale of the 47300 Kato Road property.
We believe that the cash on hand and the operating distribution due from Fund XI-XII-REIT Associates is sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of September 30, 2011.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund XI-XII-REIT Associates and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned by Fund XI-XII-REIT Associates. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund leasing costs and capital expenditures necessary to position our remaining property for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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

As of September 30, 2011, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2011	Undistributed Net Sale Proceeds as of September 30, 2011
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building ( sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	•Partnership operating expenses (2006) •Joint venture operating expenses (2006) •Re-leasing the 20/20 Building (2006) •Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	•Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	665,000	•Re-leasing the 20/20 Building (2007-2008) •Partnership operating expenses (2007-2011) •Capital improvements for the 20/20 Building (2008-2009) •Re-leasing the Avaya Building (2010) •Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	128,161
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	—		—	448,892
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road property (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,125,000		$9,869,999	$1,671,305
Upon evaluating the capital needs of our remaining properties in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures increased from $(10,741) for the three months ended September 30, 2010 to $902 for the three months ending September 30, 2011, primarily due to the gain recognized on the sale of the 47300 Kato Road property, of which approximately $9,000 was allocated to the Partnership.
Equity in income (loss) of Joint Ventures increased from $(128,139) for the nine months ended September 30, 2010 to $101,090 for the nine months ended September 30, 2011, primarily due to (i) the gain recognized on the sale of the 360 Interlocken Building in June 2011, of which approximately $108,000 was allocated to the Partnership, (ii) the gain recognized on the sale of the 47300 Kato Road property in August 2011, of which approximately $9,000 was allocated to the Partnership, and (iii) the impairment loss recognized by Fund IX-X-XI REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $127,000 was allocated to the Partnership.
We expect equity in income (loss) of Joint Ventures to decline in the near term as a result of recognizing nonrecurring gains on the sale of the 360 Interlocken Building in the second quarter of 2011 and the 47300 Kato Road property in the third quarter of 2011.
Interest and Other Income
Interest and other income increased from $256 for the three months ended September 30, 2010 to $901 for the three months ended September 30, 2011, and from $762 for the nine months ended September 30, 2010 to $1,823 for the nine months ended September 30, 2011. The increases for the three and nine months ended September 30, 2011 are primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the disposition of the Avaya Building in October 2010, the 360 Interlocken Building in June 2011, and the 47300 Kato Road property in August 2011.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $29,546 for the three months ended September 30, 2010 and $28,956 for the three months ended September 30, 2011.
General and administrative expenses decreased from $114,694 for the nine months ended September 30, 2010 to $109,899 for the nine months ended September 30, 2011, primarily due to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number		Description

10.1	*	Purchase and Sale Agreement for the sale of 47300 Kato Road (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

10.2	*	First Amendment to Purchase and Sale Agreement (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

10.3	*	Second Amendment to Purchase and Sale Agreement (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

10.4	*	Third Amendment to Purchase and Sale Agreement (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

10.5	*	Fourth Amendment to Purchase and Sale Agreement (Exhibit 10.5 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

10.6	*	Fifth Amendment to Purchase and Sale Agreement (Exhibit 10.6 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

10.7	*	Sixth Amendment to Purchase and Sale Agreement (Exhibit 10.7 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 0-23719)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference
** Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934