Form 10-K
period 2011-12-31
WELLS REAL ESTATE FUND XI L P
filed 2012-03-15
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
Commission file number 000-25731
__________________________________

WELLS REAL ESTATE FUND XI, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2250094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CLASS A UNITS	CLASS B UNITS
(Title of class)	(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on December 31, 1997 and terminated on December 30, 1998. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Class A Units and Class B Units held by non-affiliates as of June 30, 2011 was approximately 1,425,593 and 222,556, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund XI, L.P. (the "Partnership" or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our remaining real estate property, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS.
General
Wells Real Estate Fund XI, L.P. (the "Partnership," "we," "our" and "us") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the "General Partners"). Wells Capital, Inc. ("Wells Capital") serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on June 20, 1996, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period ("conversion elections"). Limited partners may vote to, among other things, ((a) amend the partnership agreement, subject to certain limitations; (b) change our business purpose or investment objectives; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of our assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.
On December 31, 1997, we commenced an offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on December 30, 1998, at which time we had sold approximately 1,302,942 Class A Units and 350,338 Class B Units representing total limited partner capital contributions of $16,532,802.
Operating Phases and Objectives
We typically operate in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase
The period during which we are raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase
The period during which we invest the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

•	Holding phase
The period during which we own and operate our real estate assets during the initial lease terms of the tenants;

•	Positioning-for-sale phase
The period during which the leases in place at the time of acquisition expire and, thus, we expend time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, we continue to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition-and-liquidation phase
The period during which we sell our real estate investments, distribute net sale proceeds to the partners, liquidate, and terminate the Partnership.

We are currently in the positioning-for-sale phase of our life cycle. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.

Employees

We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions,"

for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2011, 2010, and 2009.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to remaining property we own through our investments in the joint ventures described in Item 2. In the opinion of management, our remaining property is adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects that may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for our remaining property.

Economic Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2011, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations. See Item 2, "Properties" for further information.
Proxy to Liquidate

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

Assertion of Legal Action Against Related Parties

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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.

On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, or through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.
Risk Related to Current Economic Conditions
Current economic conditions may cause market rental rates and property values to decline, may impede the disposition of our remaining property at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.
Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may continue to decline. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our property. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our property to obtain financing. Therefore, this may affect our timing and/or ability to sell our remaining property at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.
Real Estate Risks
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our remaining real estate property to decline.
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

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our remaining real estate property.
General economic conditions may affect the timing of the sale of our remaining property and the sale price we receive.
We may be unable to sell our remaining property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell our remaining property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of our remaining property.
Near-term tenant rollover at our remaining property could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease space (80%) that is currently occupied through October 2012 at the 20/20 Building. If we are unable to re-lease or secure a replacement tenant at the 20/20 Building in a timely manner, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.

Adverse economic conditions in the geographic region in which we own our remaining property may negatively impact your overall returns.
Adverse economic conditions in the geographic region in which we own our remaining property could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.
Adverse economic conditions affecting the particular industries of the tenants of our remaining property may negatively impact your overall returns.
Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in our remaining property for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of our remaining property at the time of sale of such property.
We are dependent on only a few tenants for substantially all of our revenue.
Our remaining property is occupied by only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners holding Class A Units. A default of a tenant on its lease payments to us or a lease termination would cause us to lose the revenue from the property. In the event of a default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. In addition, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments, which may have a substantial adverse effect on our financial performance. If any of these events occur, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may suffer reduced revenues resulting in less cash to be distributed to limited partners.
Your investment in units is subject to greater risk because we lack a diversified property portfolio.
Because we own an interest in only one remaining property, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio is not diverse by geographic location, property type, or industry group of tenants.
If one or more of our tenants file for bankruptcy, we may be precluded from collecting all sums due.
If one or more of our tenants, or the guarantor of a tenant's lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor's relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their property, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant's or lease guarantor's bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.
We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.
When a tenant at our remaining property does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves.

We also have not identified a funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.
A property that incurs a vacancy could be difficult to sell or lease.
Our property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our remaining property may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy in our remaining property continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.
Our General Partners will attempt to obtain adequate insurance at our remaining property to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If our remaining property incurs a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.
Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of our remaining property could adversely affect the return on your investment.
We intend to hold the remaining real property in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the property is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our remaining property, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
If any environmentally hazardous material is determined to exist on a property we own, our operating results could be adversely affected.
Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect our business, assets, or results of operations and, consequently, amounts available for distribution to limited partners holding Class A Units.

We and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.
Certain of the real estate properties we and other Wells public limited partnerships sponsored by the General Partners previously purchased have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.
General Investment Risks
The Georgia Revised Uniform Limited Partnership Act ("GRULPA") does not grant you any specific voting rights, and your rights are limited under our partnership agreement.
A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to add or remove a general partner;

•	to elect a new general partner;

•	to dissolve the Partnership;

•	to authorize a merger or a consolidation of the Partnership; or

•	to approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations.
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
Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances, which may reduce returns to our limited partners.
Under our partnership agreement and subject to certain limitations, we are required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of us done in good faith and in our best interest. If substantial and expensive litigation should ensue and we are obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.
Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.
Our General Partners or their affiliates perform services for us in connection with the management and leasing of our remaining property. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the remaining property we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our remaining property or distributions to our limited partners.
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
Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to our limited partners, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to our remaining property.
We are uncertain of our sources for funding of future capital needs.
Substantially all of the gross proceeds of the offering were used to invest in our properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments, or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.
We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.
We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.
We may maintain cash balances in our bank accounts that exceed the amount insured by the Federal Deposit Insurance Corporation, and such excess amounts are subject to loss, which may reduce your returns.
We maintain bank accounts with high-credit, quality financial institutions and may concentrate our funds among certain of these banks. At times, our cash balances may exceed the amounts insured by the Federal Deposit Insurance Corporation (FDIC). In the event of these financial institutions failing, we may lose the amount of our deposits over any amount insured by the FDIC, which could have a material adverse effect on our financial condition and our results of operations.
Marketability and Transferability Risks
There is no public trading market for your units.
There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a "publicly traded partnership" as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a "publicly traded partnership" may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units, which could cause us to be classified as a "publicly traded partnership."
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
Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners' units.
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our properties and the resulting value of our limited partnership units will naturally decline.
Special Risks Regarding Status of Units
If you hold Class A Units, we expect that you will be allocated more income than cash flow.
Since limited partners holding Class A Units are allocated substantially all of our net income, and since substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Class B Units, we expect that those of you who hold Class A Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.
The desired effect of holding Class A Units or Class B Units may be reduced depending on how many limited partners hold each type of unit.
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
Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of our business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and our limited partners.
Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner Wells Partners, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and our limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.
Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, and Robert F. Kennedy, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, Fretz, Kennedy, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.
We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many WREF-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.
Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to us.
The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to us. In addition, our General Partners have significant commitments to the other investment programs sponsored by Wells Capital ("Wells programs").
Our general and administrative operating expenses, including expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.
As we evolve through our Partnership life cycle and sell the remaining property in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our property. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the general and administrative operating expenses and percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our property.
Conflicts of Interest Risks
Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.
Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect our operations. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.
Our General Partners will face conflicts of interest relating to the sale and leasing of our remaining property.
We may be selling our remaining property at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.
Investments in our joint venture with affiliates and Piedmont Operating Partnership, LP will result in additional risks involving our relationship with the co-venturer.
We have entered into a joint venture with affiliates and Piedmont Operating Partnership, LP. In addition, Piedmont Operating Partnership, LP has a majority interest in Fund XI-Fund XII-REIT Associates (as defined below) and, as a result, holds the controlling vote on significant joint venture matters. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which may become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.
Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.
Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.
Federal Income Tax Risks
The Internal Revenue Service ("IRS") may challenge our characterization of material tax aspects of your investment in the Partnership.
An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Class A Units or Class B Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.
Investors may realize taxable income without cash distributions.
As a limited partner in the Partnership, you are required to report your allocable share of our taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Class A Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of our properties, even if such income is in excess of any distributions of cash from our operations. If you hold Class A Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.
If the IRS were to classify the Partnership as a "publicly traded partnership," we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events that have not yet occurred.

The IRS may challenge our allocations of profit and loss.
While it is more likely than not that Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to limited partners holding Class B Units or increases the income allocated to limited partners holding Class A Units.
We may be audited and additional tax, interest and penalties may be imposed upon you.
Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants' or attorneys' fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an "electing large partnership." If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the limited partners holding a particular class of units disproportionately to limited partners holding the other class of units.
State and local taxes and a requirement to withhold state taxes may apply.
The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our remaining property. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.
Retirement Plan and Qualified Plan Risks
There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account ("IRA") investing in units.
If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce "unrelated business taxable income" for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.
If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and we may then be deemed to be "prohibited transactions" subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.
In this regard, U.S. Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in our assets. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in qualified plan investors being deemed to have engaged in "prohibited transactions," which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or "prohibited transactions."
In the event our assets are deemed to constitute plan assets or if certain transactions undertaken by us are deemed to constitute "prohibited transactions" under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•
restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.
If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan that is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our property has not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.
Unrelated business taxable income ("UBTI") may be generated with respect to tax-exempt investors.
We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make our remaining property more attractive for sale or lease.
Our General Partners have represented that they will not cause us to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.
Further, in the event we were deemed to be a "dealer" in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties, which is allocable to tax-exempt investors, would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Overview
We own or owned indirect interests in all of our real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"). Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2011	2010	2009	2008	2007
The Fund IX, Fund X, Fund XI and REIT Joint Venture(1) ("Fund IX-X-XI-REIT Associates")	Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P. Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado	—	100%	28%	30%	100%
			2. Avaya Building(3) A one-story office building located in Oklahoma City, Oklahoma	—	—	100%	100%	100%
			3. Iomega Building(4) A single-story warehouse and office building located in Ogden, Utah	—	—	—	—	—
Fund X and Fund XI Associates(1) ("Fund X-XI Associates")	Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells Fremont Associates(1) ("Fund X-XI-REIT Associates - Fremont")	Fund X-XI Associates Piedmont Operating Partnership, LP	22.5% 77.5%	4. 47300 Kato Road(5) A two-story warehouse and office building located in Fremont, California	—	0%	100%	100%	100%
The Wells Fund XI-Fund XII-REIT Joint Venture ("Fund XI-XII-REIT Associates")	Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P. Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	5. 111 Southchase Boulevard(6) A two-story manufacturing and office building located in Fountain Inn, South Carolina	—	—	—	—	—
			6. 20/20 Building A three-story office building located in Leawood, Kansas	91%	91%	91%	91%	77%

(1)	These joint ventures wound up their affairs in 2011 and will be terminated in the second quarter of 2012.

(2)	The property was sold in June 2011.

(3)	The property was sold in October 2010.

(4)	The property was sold in January 2007.

(5)	This property was sold in August 2011.

(6)	This property was sold in May 2007.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XII, L.P. are affiliated with us through common general partners. Wells Real Estate Fund X, L.P., was affiliated with us through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2011, the lease expirations scheduled during the following 10 years for the remaining property in which we held an interest through the Fund XI-XII-REIT Associates, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent in Year of Expiration
2012(2)	2	54,301	$1,031,719	$269,795	87.7%	87.7%
2014(3)	1	7,647	145,293	37,994	12.3%	12.3%
	3	61,948	$1,177,012	$307,789	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)
Expiration of Blue Cross and Blue Shield of Kansas City lease at the 20/20 Building (approximately 15,000 square feet); and the EPOCH Group, L.C. lease at the 20/20 Building (approximately 39,300 square feet).

(3)	Expiration of Nolan Real Estate Services, Inc. lease at the 20/20 Building (approximately 7,600 square feet).
Property Descriptions
The properties in which we own or owned an interest through the Joint Ventures during the periods presented are further described below:
Remaining Property We Currently Own
20/20 Building
The 20/20 Building is a three-story office building containing approximately 68,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. In December 2006, Fund XI-XII-REIT Associates and Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") entered into a lease agreement for approximately 22% of the 20/20 Building that commenced in February 2007 and will expire in October 2012. As of December 31, 2011, annualized base rent payable was approximately $285,000 and remains the same through the expiration of the lease in October 2012.
In December 2006, Fund XI-XII-REIT Associates and The EPOCH Group, L.C. ("EPOCH") entered into a lease agreement for approximately 58% of the 20/20 Building that commenced in June 2007 and will expire in October 2012. As of December 31, 2011, annualized base rent payable was approximately $747,000 and remains the same through the expiration of the lease in October 2012.
In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. ("Nolan") entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. As of December 31, 2011, annualized base rent payable was approximately $141,000 and is scheduled to increase by $0.25 per square foot annually each March. The annualized base rent in 2014 will be approximately $145,000.
Properties Sold in Periods Presented
Iomega Building
The Iomega Building is a single-story warehouse and office building containing approximately 108,000 rentable square feet located in Ogden, Utah. On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, we received net sale proceeds of approximately $412,000 and were allocated a gain of approximately $16,000.

111 Southchase Boulevard
The 111 Southchase Boulevard property is a two-story manufacturing and office building containing approximately 168,000 rentable square feet located in Fountain Inn, South Carolina. The building is comprised of approximately 135,000 square feet of warehouse space and approximately 33,000 square feet of office space. On May 23, 2007, Fund XI-XII-REIT Associates sold 111 Southchase Boulevard to an unrelated third party for a gross sale price of $7,625,000. As a result of the sale, we received net sale proceeds of approximately $1,892,000 and were allocated a gain of approximately $517,000.
Avaya Building
The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land in Oklahoma City, Oklahoma. On October 15, 2010, Fund IX-X-XI-REIT Associates sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, we received net sale proceeds of approximately $449,000 and were allocated a gain of approximately $60,000.
360 Interlocken Building
The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. On June 2, 2011, Fund IX-X-XI-REIT Associates sold the 360 Interlocken Building to an unrelated third party for a gross sale price of $9,150,000. As a result of the sale, we received net sale proceeds of approximately $763,000 and were allocated a gain of approximately $108,000. In the second quarter of 2010, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $1,448,000, of which approximately $127,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows primarily due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset.
47300 Kato Road
The 47300 Kato Road property is a vacant two-story warehouse and office building containing approximately 58,000 square feet, located in Fremont, California.  On August 25, 2011, Fund X-XI-REIT Associates - Fremont sold the 47300 Kato Road property to an unrelated third party for a gross sale price of $3,824,553. As a result of the sale, we received net sale proceeds of approximately of $331,000 and were allocated a gain of approximately $8,600. In the third quarter of 2009, Fund X-XI-REIT Associates - Fremont recorded an impairment loss of approximately $3,316,000, of which approximately $313,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of shortening the estimated holding period of such asset and significant downward pressure on long-term rental rates for speculative leasing.

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on our results of operations or financial condition, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related Parties" in Item 1 of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
Summary
As of February 29, 2012, 1,430,724 Class A Units and 222,556 Class B Units held by a total of 1,222 and 77 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 29, 2012, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.14 per Class A Unit and $9.82 per Class B Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
Unit Valuation
Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in our Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive, assuming that our properties were sold at their estimated fair market values as of the end of our fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by us at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from us in our original public offering of units, taking into account conversion elections as provided for in the partnership agreement.
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2011. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2011, to be approximately $1.53 per Class A Unit and $1.17 per Class B Unit, based upon market conditions existing in early December 2011. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining an appraisal for our property.
The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by our limited partners, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for our units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.
It should also be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio and resulting value of our limited partnership units naturally decline. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $5.14 per Class A Unit and $9.82 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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
No operating cash distributions were paid to the limited partners holding Class A Units or Class B Units, or to the General Partners during the years ended December 31, 2011 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2011	2010	2009	2008	2007
Total assets	$2,926,309	$2,971,386	$3,219,104	$3,665,811	$4,788,650
Equity in income (loss) of Joint Ventures	$95,124	$(93,414)	$(301,829)	$(953,562)	$621,615
Net income (loss)	$(42,686)	$(248,591)	$(436,239)	$(1,093,609)	$598,221
Net income (loss) allocated to:
Class A Limited Partners	$(74,156)	$(251,274)	$(436,239)	$(1,092,949)	$218,125
Class B Limited Partners	$31,470	$2,683	$—	$—	$379,436
General Partners	$—	$—	$—	$(660)	$660
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$(0.05)	$(0.18)	$(0.30)	$(0.76)	$0.15
Class B	$0.14	$0.01	$—	$—	$1.70
Operating cash distribution to investors per weighted-average Class A Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Operating cash distribution to investors per weighted-average Class B Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$—	$—	$—	$—	$1.88
Class B	$—	$—	$—	$—	$1.70

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.

Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. Following the sale of the 47300 Kato Road property, we have sold 10 of the 11 properties in which we have held interests. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The fourth quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating a suitable buyer, negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of February 29, 2012, we owned an interest in one property.
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

•
The 20/20 Building, located in Leawood, Kansas, is 91% leased. Approximately 80% of the building is leased to Blue Cross and Blue Shield, who intends to vacate the building at its scheduled extended lease expiration in October 2012. We are actively marketing the space in this building for lease.

General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. gross domestic product ("GDP"), the U.S. economy's growth increased at an annual rate of 3.0% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investments, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared with the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from 16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year-over-year from $22.95 in the fourth quarter of 2010 to $22.81 in the fourth quarter of 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market in 2013.
The upward trend in transaction volume continued for office properties in 2011 with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district cap rates declining within 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets, such as New York City; Washington, D.C.; and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower cap rates than properties without these qualities.
Impact of Economic Conditions on our Portfolio
While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the remaining property we own. As the majority of our in-place leases at our remaining property were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our remaining property to obtain financing.
Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above.
Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity
For the year ended December 31, 2011, net operating cash outflows, including distributions received from the Joint Ventures, were approximately $34,000, primarily due to (i) Fund IX-X-XI-REIT Associates retaining its operating cash flow to fund the remaining re-leasing costs at the 360 Interlocken Building, prior to its disposition, (ii) the impact of the vacancy at 47300 Kato Road, prior to its disposition, and (iii) Fund XI-XII-REIT Associates retaining some of its cash flows to fund capital improvements at the 20/20 Building. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the 20/20 Building.
During the year ended December 31, 2011, we invested (i) approximately $57,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc., prior to the property's disposition and (ii) approximately $16,000 in Fund X-XI-REIT Associates - Fremont to fund our pro rata share of property operating costs at 47300 Kato Road, prior to the property's disposition. During the year ended December 31, 2011, we received net sale proceeds of (i) approximately $763,000 from the sale of the 360 Interlocken Building and (ii) approximately $331,000 from the sale of the 47300 Kato Road property.
We believe that the cash on hand is sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $13,000, as of December 31, 2011.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund XI-XII-REIT Associates and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned by Fund XI-XII-REIT Associates. We expect to continue to use substantially all future net cash flows from operations, including distributions received from Fund XI-XII-REIT Associates, to fund leasing costs and capital expenditures necessary to position our remaining property for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
Capital Resources
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.
The joint ventures incur capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases at our remaining property expire, we will work with the Fund XI-XII-REIT Associates to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
Operating cash flows, if available, are generally distributed from the joint ventures to us approximately one month following calendar quarter-ends. However, Fund XI-XII-REIT Associates will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of Fund XI-XII-REIT Associates will be required to be funded by us and the other respective joint venture partners on a pro rata basis.

As of December 31, 2011, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2011	Undistributed Net Sale Proceeds as of December 31, 2011
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	•Partnership operating expenses (2006) •Joint venture operating expenses (2006) •Re-leasing the 20/20 Building (2006) •Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	•Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	665,000	•Re-leasing the 20/20 Building (2007-2008) •Partnership operating expenses (2007-2011) •Capital improvements for the 20/20 Building (2008-2009) •Re-leasing the Avaya Building (2010) •Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	128,161
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	—		—	448,892
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road property (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,125,000		$9,869,999	$1,671,305
Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Equity in income (loss) of Joint Ventures increased from $(93,414) for the year ended December 31, 2010 to $95,124 for the year ended December 31, 2011. This increase in income is primarily attributable to (i) the gain recognized on the sale of the 360 Interlocken Building in June 2011, of which approximately $108,000 was allocated to the Partnership; (ii) the gain recognized on the sale of the 47300 Kato Road property in August 2011, of which approximately $8,600 was allocated to the Partnership; (iii) the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $127,000 was allocated to the Partnership, partially offset by (iv) the gain recognized on sale of the Avaya Building in October 2010, of which approximately $60,000 was allocated to the Partnership. We expect equity in income (loss) of Joint Ventures to decline in the near-term as a result of recognizing non-recurring gains on the sales of the 360 Interlocken Building and the 47300 Kato Road property in 2011.
Interest and other income increased from $1,206 for the year ended December 31, 2010 to $2,674 for the year ended December 31, 2011. This increase is primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the disposition of the Avaya Building in October 2010, the 360 Interlocken Building in June 2011, and the 47300 Kato Road property in August 2011. Future levels of interest income will be largely dependent on the timing of future disposition and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Fund XI-XII-REIT Associates related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $156,383 for the year ended December 31, 2010 to $140,484 for the year ended December 31, 2011, primarily due to a decrease in the overhead administrative costs allocated to the Partnership during 2011. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Interest and other income decreased from $1,923 for the year ended December 31, 2009 to $1,206 for the year ended December 31, 2010. This decrease is primarily a result of a decrease in the average daily yield earned on cash balances.
General and administrative expenses increased from $136,333 for the year ended December 31, 2009 to $156,383 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants, and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to us for investor support services.
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
Application of Critical Accounting Policies
Summary
Our accounting policies have been established to conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Below is a discussion of the accounting policies used by us and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures' assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date (see below for historical impairments in periods presented); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
In the third quarter of 2009, Fund X-XI-REIT Associates - Fremont recorded an impairment loss on 47300 Kato Road of approximately $3,316,000 (approximately $313,000 of which was allocated to the Partnership) to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily as a result of shortening the estimated holding period of such asset in the third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund XI-XII-REIT Associates and our net income (loss).
Related-Party Transactions and Agreements
We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management or their affiliates for asset management, the management and leasing of our property; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.

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
There were no disagreements with our independent public accountants during the years ended December 31, 2011, 2010, and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2011. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by or under the supervision of the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Partners
The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984, under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.); and Wells Timberland REIT, Inc. (collectively, the "Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 68, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; Wells Investment Securities, Inc. ("WIS"); Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the National Association of Securities Dealers, Inc. ("NASD") relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:
In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells' one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).
Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Randall D. Fretz as the Senior Vice President of Wells Capital; and Wendy Gill as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to Wells Capital's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
While we are managed by the General Partners and their affiliates, we do not pay any salaries or other compensation directly to the General Partners or to any of the General Partners' individual employees, officers, or directors. Further, we do not employ, and are not managed by, any of our own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership; tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership; or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 29, 2012.

(b)	Set forth below is the security ownership of management as of February 29, 2012.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	5,131.319 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 5,109.22 Class A Units through an individual retirement account and 22.099 Class A Units through Wells Capital.

(c)	No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions, plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2011.

Management and Leasing Fees

We entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $2,813, $4,512, and $6,731 for the years ended December 31, 2011, 2010, and 2009, respectively.
Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $65,724, $79,971, and $71,468 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2011, 2010, and 2009.
Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee's approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee's members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit Fees	$23,313	$24,709
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$23,313	$24,709

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

•
Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.
During the fiscal years ended December 31, 2011 and 2010, 100% of the services performed by Frazier & Deeter, LLC described above under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," and "Other Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
2.    Not applicable.
3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 15, 2012		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO 2011 FORM 10-K
OF
WELLS REAL ESTATE FUND XI, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description

*3.1
Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*3.2
Certificate of Limited Partnership of Wells Real Estate Fund XI, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.1
Leasing and Tenant Coordinating Agreement with Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.2
Management Agreement with Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.3
Custodial Agency Agreement with The Bank of New York (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.4
Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.5
Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.6
Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated
February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.7
Joint Venture Agreement of Wells/Fremont Associates (the "Fremont Joint Venture") dated July 15, 1998 between Wells Development Corporation and Wells Operating Partnership, L.P. (Exhibit 10.17 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File
No. 333-32099)

*10.8
Joint Venture Agreement of Fund X and Fund XI Associates dated July 15, 1998 (Exhibit 10.18 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.9
Agreement for the Purchase and Sale of Joint Venture Interest relating to the Fremont Joint Venture dated July 17, 1998 between Wells Development Corporation and Fund X and Fund XI Associates (Exhibit 10.19 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.10
Lease Agreement for the Fairchild Building dated September 19, 1997 between the Fremont Joint Venture (as successor in interest by assignment) and Fairchild Technologies USA, Inc. (Exhibit 10.20 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.11
First Amendment to Joint Venture Agreement of Wells/Fremont Associates dated October 8, 1998
(Exhibit 10(w) to Form 10-K of Wells Real Estate Fund X, L.P. for the fiscal year ended December 31, 1998, Commission File No. 000-23719)

*10.12
Lease Agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(tt) to
Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File
No. 000-25731)

*10.13
Lease Agreement with Blue Cross and Blue Shield of Kansas City for a portion of the 20/20 Building
(Exhibit 10(uu) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 000-25731)

*10.14
Guaranty Agreement by Blue Cross and Blue Shield of Kansas City relating to the lease agreement with The EPOCH Group, L.C. for a portion of the 20/20 Building (Exhibit 10(vv) to Form 10-K of Wells Real Estate Fund XI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 000-25731)

*10.15
Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 000-22039)

*10.16
Third Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10.1 to
Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2009, Commission File No. 000-22039)

*10.17
Office Lease with AVNET, Inc. for a portion of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 000-22039)

*10.18	Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 000-22039)
*10.19
First Amendment to Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.3 to
Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 000-22039)

*10.20
Purchase and Sale Agreement for the sale of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2011, Commission File No. 000-22039)

*10.21	Purchase and Sale Agreement for the sale of 47300 Kato Road (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.22	First Amendment to Purchase and Sale Agreement (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.23	Second Amendment to Purchase and Sale Agreement (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.24	Third Amendment to Purchase and Sale Agreement (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.25	Fourth Amendment to Purchase and Sale Agreement (Exhibit 10.5 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.26	Fifth Amendment to Purchase and Sale Agreement (Exhibit 10.6 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.27	Sixth Amendment to Purchase and Sale Agreement (Exhibit 10.7 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase.
**101.LAB	XBRL Taxonomy Extension Label Linkbase.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-K, but not filed under the Securities Exchange Act of 1934.

WELLS REAL ESTATE FUND XI, L.P.

FINANCIAL STATEMENTS	Page No.

WELLS REAL ESTATE FUND XI, L.P.
Report of Independent Registered Public Accounting Firm - Frazier & Deeter, LLC	F-2
Balance Sheets as of December 31, 2011 and 2010	F-3
Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009	F-4
Statements of Partners' Capital for the Years Ended December 31, 2011, 2010, and 2009	F-5
Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009	F-6
Notes to Financial Statements	F-7

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE
Report of Independent Registered Public Accounting Firm - Frazier & Deeter, LLC	F-19
Statement of Net Assets in Liquidation for the Year Ended December 31, 2011 (unaudited) and the Balance Sheet for the Year Ended December 31, 2010	F-20
Statement of Changes in Net Assets in Liquidation for the Period of July 1, 2011 to December 31, 2011 (unaudited)	F-21
Statements of Operations for the Six Months Ended June 30, 2011 (unaudited) and the Years Ended December 31, 2010 and 2009	F-22
Statements of Partners' Capital for the Six Months Ended June 30, 2011 (unaudited) and the Years Ended December 31, 2010 and 2009	F-23
Statements of Cash Flows for the Six Months Ended June 30, 2011 (unaudited) and the Years Ended December 31, 2010 and 2009	F-24
Notes to Financial Statements	F-25
Schedule III - Real Estate and Accumulated Depreciation	F-31

FUND X AND FUND XI ASSOCIATES
Report of Independent Registered Public Accounting Firm - Frazier & Deeter, LLC	F-32
Statement of Net Assets in Liquidation for the Year Ended December 31, 2011 and the Balance Sheet for the Year Ended December 31, 2010 (unaudited)	F-33
Statement of Changes in Net Assets in Liquidation for the Period of October 1, 2011 to December 31, 2011	F-34
Statements of Operations for the Nine Months Ended September 30, 2011 and the Years Ended December 31, 2010 (unaudited) and 2009	F-35
Statements of Partners' Capital for the Nine Months Ended September 30, 2011 and the Years Ended December 31, 2010 (unaudited) and 2009	F-36
Statements of Cash Flows for the Nine Months Ended September 30, 2011 and the Years Ended December 31, 2010 (unaudited) and 2009	F-37
Notes to Financial Statements	F-38

WELLS/FREMONT ASSOCIATES
Report of Independent Registered Public Accounting Firm - Frazier & Deeter, LLC	F-43
Statement of Net Assets in Liquidation for the Year Ended December 31, 2011 (unaudited) and the Balance Sheet for the Year Ended December 31, 2010 (unaudited)	F-44
Statement of Changes in Net Assets in Liquidation for the Period of October 1, 2011 to December 31, 2011 (unaudited)	F-45
Statements of Operations for the Nine Months Ended September 30, 2011 (unaudited) and the Years Ended December 31, 2010 (unaudited) and 2009	F-46
Statements of Partners' Capital for the Nine Months Ended September 30, 2011 (unaudited) and the Years Ended December 31, 2010 (unaudited) and 2009	F-47
Statements of Cash Flows for the Nine Months Ended September 30, 2011 (unaudited) and the Years Ended December 31, 2010 (unaudited) and 2009	F-48
Notes to Financial Statements	F-49
Schedule III - Real Estate and Accumulated Depreciation	F-54

THE WELLS FUND XI-FUND XII-REIT JOINT VENTURE
Report of Independent Registered Public Accounting Firm - Frazier & Deeter, LLC	F-55
Balance Sheets as of December 31, 2011 and 2010	F-56
Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009	F-57
Statements of Partners' Capital for the Years Ended December 31, 2011, 2010, and 2009	F-58
Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009	F-59
Notes to Financial Statements	F-60
Schedule III - Real Estate and Accumulated Depreciation	F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XI, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XI, L.P. (the "Partnership") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Investment in joint ventures	$1,230,659	$2,239,616
Cash and cash equivalents	1,691,184	704,810
Due from joint ventures	—	26,960
Other assets	4,466	—
Total assets	$2,926,309	$2,971,386

Liabilities:
Accounts payable and accrued expenses	$7,068	$9,125
Due to affiliates	6,084	6,418
Total liabilities	13,152	15,543

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,878,060	2,952,216
Class B – 222,556 units issued and outstanding	35,097	3,627
General Partners	—	—
Total partners' capital	2,913,157	2,955,843
Total liabilities and partners' capital	$2,926,309	$2,971,386

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Equity in Income (Loss) of Joint Ventures	$95,124	$(93,414)	$(301,829)

Interest and Other Income	2,674	1,206	1,923

General and Administrative Expenses	140,484	156,383	136,333
Net Loss	$(42,686)	$(248,591)	$(436,239)

Net Income (Loss) Allocated to:
Class A Limited Partners	$(74,156)	$(251,274)	$(436,239)
Class B Limited Partners	$31,470	$2,683	$—
General Partners	$—	$—	$—

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Class A	$(0.05)	$(0.18)	$(0.30)
Class B	$0.14	$0.01	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,949	1,431,174
Class B	222,556	222,331	222,106

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	1,431,174	$3,640,673	222,106	$—	$—	$3,640,673

Net loss	—	(436,239)	—	—	—	(436,239)
BALANCE, December 31, 2009	1,431,174	3,204,434	222,106	—	—	3,204,434

Class A conversion elections	(450)	(944)	450	944	—	—
Net income (loss)	—	(251,274)	—	2,683	—	(248,591)
BALANCE, December 31, 2010	1,430,724	2,952,216	222,556	3,627	—	2,955,843

Net income (loss)	—	(74,156)	—	31,470	—	(42,686)
BALANCE, December 31, 2011	1,430,724	$2,878,060	222,556	$35,097	$—	$2,913,157

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	$(42,686)	$(248,591)	$(436,239)
Operating distributions received from joint ventures	110,256	143,022	68,990
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of joint ventures	(95,124)	93,414	301,829
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,466)	—	979
(Decrease) increase in accounts payable and accrued expenses	(2,057)	2,514	(12,409)
(Decrease) increase in due to affiliates	(334)	(1,641)	1,941
Net cash used in operating activities	(34,411)	(11,282)	(74,909)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	1,094,252	448,892	—
Investment in joint ventures	(73,467)	(181,994)	(26,148)
Net cash provided by (used in) investing activities	1,020,785	266,898	(26,148)
Net Increase (Decrease) in Cash and Cash Equivalents	986,374	255,616	(101,057)

Cash and Cash Equivalents, beginning of year	704,810	449,194	550,251
Cash and Cash Equivalents, end of year	$1,691,184	$704,810	$449,194

See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
Wells Real Estate Fund XI, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the "General Partners"). Wells Capital, Inc. ("Wells Capital") serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on June 20, 1996, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.
On December 31, 1997, the Partnership commenced an offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on December 30, 1998, at which time the Partnership had sold approximately 1,302,942 Class A Units and 350,338 Class B Units, representing total limited partner capital contributions of $16,532,802.
The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture(1) ("Fund IX-X-XI-REIT Associates")	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado 2. Avaya Building(3) A one-story office building located in Oklahoma City, Oklahoma
Fund X and Fund XI Associates(1) ("Fund X-XI Associates")	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates(1) ("Fund X-XI-REIT Associates - Fremont")	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	3. 47300 Kato Road(4) A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII- REIT Joint Venture ("Fund XI-XII-REIT Associates")	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	4. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	These joint ventures wound up their affairs in 2011 and will be terminated in the second quarter of 2012.

(2)	This property was sold in June 2011.

(3)	This property was sold in October 2010.

(4)	This property was sold in August 2011.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XII, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund X, L.P. was affiliated with the Partnership through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Partnership's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there has been no additional impairment in the carrying value of any of its real estate assets (see below for historical impairment); however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
In the second quarter of 2010, Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined in Note 2 above and determined that it is not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 (approximately $127,000 of which was allocated to the Partnership) in the second quarter of 2010.
In the third quarter of 2009, Fund X-XI-REIT Associates - Fremont evaluated the recoverability of the carrying value of the 47300 Kato Road property pursuant to the accounting policy outlined in Note 2 above and determined that it was not recoverable, as compared to the estimated fair value, as a result of shortening the estimated holding period and significant downward pressure on long-term rental rates for speculative leasing. Accordingly, Fund X-XI-REIT Associates - Fremont reduced the carrying value of 47300 Kato Road to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,316,000 (approximately $313,000 of which was allocated to the Partnership) in the third quarter of 2009.
Projections of expected future cash flows require that the Partnership estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund XI-XII Associates and net income (loss) of the Partnership.
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximate fair value and consist of investments in money market accounts.
Other Assets
Other assets are primarily comprised of prepaid expenses and the Partnership's pro rata share of receivables assumed in connection with the liquidation of Fund IX-X-XI-REIT Associates and Fund X-XI-REIT Associates - Fremont. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.
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
Allocations of Net Income, Net Loss, and Gain on Sale
For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership's net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.
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
Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.
Income Taxes
The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Due from Joint Ventures
As of December 31, 2010, due from joint ventures represents the Partnership's share of the operating cash flow to be distributed from Fund XI-XII-REIT Associates for the fourth quarter of 2010.
Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2011 and 2010 are summarized below:

	2011		2010
	Amount	Percentage	Amount	Percentage
Fund IX-X-XI-REIT Associates	$—	9%	$592,016	9%
Fund X-XI Associates	—	42%	325,056	42%
Fund XI-XII-REIT Associates	1,230,659	26%	1,322,544	26%
	$1,230,659		$2,239,616
Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2011 and 2010 are presented below:

	2011	2010
Investment in Joint Ventures, beginning of year	$2,239,616	$2,731,688
Equity in income (loss) of Joint Ventures	95,124	(93,414)
Contributions to Joint Ventures	73,467	181,994
Distributions from Joint Ventures	(1,177,548)	(580,652)
Investment in Joint Ventures, end of year	$1,230,659	$2,239,616

Summary of Financial Information
Condensed financial information for the Joint Ventures as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Fund XI-XII-REIT Associates	$5,006,337	$5,322,362	$299,609	$264,239	$4,706,728	$5,058,123
Fund IX-X-XI-REIT Associates and Fund X-XI Associates wound up their affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund IX-X-XI-REIT Associates and Fund X-XI Associates will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing final tax returns.

	Total Assets		Total Liabilities		Total Net Assets in Liquidation(1)(2)	Total Equity
	December 31,		December 31,		December 31,	December 31,
	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$7,218,303	$—	$481,567	$—	$6,736,736
Fund X-XI Associates	—	773,945	—	—	—	773,945
	$—	$7,992,248	$—	$481,567	$—	$7,510,681

(1)
Effective July 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, Fund IX-X-XI-REIT Associates adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

(2)
Effective October 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, Fund X-XI Associates adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Revenues(1)			Income (Loss) From Continuing Operations(1)			Income (Loss) From Discontinued Operations(1)			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Fund IX-X-XI- REIT Associates	$—	$—	$—	$(24,668)	$(38,736)	$(16,142)	$1,335,377	$(850,397)	$(1,401)	$1,310,709	$(889,133)	$(17,543)
Fund X-XI Associates	—	—	—	(22,621)	4,741	(690,703)	—	—	—	(22,621)	4,741	(690,703)
Fund XI-XII- REIT Associates	1,208,553	1,181,317	1,198,983	(40,421)	(66,017)	(39,300)	—	—	—	(40,421)	(66,017)	(39,300)
	$1,208,553	$1,181,317	$1,198,983	$(87,710)	$(100,012)	$(746,145)	$1,335,377	$(850,397)	$(1,401)	$1,247,667	$(950,409)	$(747,546)

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues and income (loss) generated by the 360 Interlocken Building as discontinued operations for all periods presented.

Fund X-XI-REIT Associates - Fremont wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund X-XI-REIT Associates - Fremont will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.

The following information summarizes the financial position of Fund X-XI-REIT Associates - Fremont in which the Partnership held an interest through its interest in Fund X-XI Associates as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009:

	Total Assets		Total Liabilities		Total Net Assets in Liquidation(1)	Total Equity
	December 31,		December 31,		December 31,	December 31,
	2011	2010	2011	2010	2011	2010
Fund X-XI-REIT Associates - Fremont	$—	$3,496,614	$—	$56,215	$—	$3,440,399

(1)
Effective October 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, Fund X-XI-REIT Associates - Fremont adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Revenues(1)			Loss From Continuing Operations(1)			Income (Loss) From Discontinued Operations(1)			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Fund X-XI- REIT Associates - Fremont	$—	$—	$—	$(14,269)	$(20,674)	$(15,147)	$(86,305)	$41,749	$(3,055,203)	$(100,574)	$21,075	$(3,070,350)

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues and income (loss) generated by 47300 Kato Road as discontinued operations for all periods presented.

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	December 31, 2011			December 31, 2010				December 31, 2009
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Total
Fund IX-X-XI- REIT Associates	$108,434	$1,226,943	$1,335,377	$(86,656)	$(1,448,217)	$684,476	$(850,397)	$(1,401)	$—	$(1,401)
Fund X-XI- REIT Associates – Fremont	(177,510)	91,205	(86,305)	41,749	—	—	41,749	260,530	(3,315,733)	(3,055,203)
	$(69,076)	$1,318,148	$1,249,072	$(44,907)	$(1,448,217)	$684,476	$(808,648)	$259,129	$(3,315,733)	$(3,056,604)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations.

The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $2,813, $4,512, and $6,731 for the years ended December 31, 2011, 2010, and 2009, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $65,724, $79,971, and $71,468 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2011 and 2010, represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Conflicts of Interest

Wells Capital, the corporate general partner of Wells Partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

Assertion of Legal Action Against Related Parties

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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

5.	ECONOMIC DEPENDENCY
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" above). As of December 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	PER-UNIT AMOUNTS
Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual limited partners due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the ability of limited partners to elect that their units be treated as Class A Units or Class B Units, or to change their prior elections, on a quarterly basis.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual limited partners. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual limited partners.

7.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net loss to net loss presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement net loss	$(42,686)	$(248,591)	$(436,239)
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	17,490	13,625	18,007
Amortization expense for financial reporting purposes less than amounts for income tax purposes	(44,350)	—	—
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	—	—	(3,386)
Rental income accrued for financial reporting purposes less than amounts for income tax purposes	5,491	27,630	23,500
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	(475,871)	(16,368)	—
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	—	127,278	313,189
Other	(36,562)	23,975	4,363
Income tax basis net loss	$(576,488)	$(72,451)	$(80,566)
A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement partners' capital	$2,913,157	$2,955,843	$3,204,434
Increase (decrease) in partners' capital resulting from:
Accumulated meals and entertainment	556	556	556
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	86	86	86
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	1,047,559	1,030,069	1,016,444
Amortization expense for financial reporting purposes less than amounts for income tax purposes	(44,350)	—	—
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,035,389	2,035,389	2,035,389
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(256,527)	(262,018)	(289,648)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	1,981	1,981	1,981
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(984,190)	(508,319)	(491,951)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	1,433,135	1,433,135	1,305,857
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(38,021)	(38,021)	(38,021)
Other	(64,692)	(28,130)	(52,105)
Income tax basis partners' capital	$6,044,083	$6,620,571	$6,693,022

8.	QUARTERLY RESULTS (UNAUDITED)
A summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 is presented below:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint venture	$(5,977)	$106,165	$902	$(5,966)
Interest and other income	$419	$503	$901	$851
Net income (loss)	$(56,316)	$76,483	$(27,153)	$(35,700)
Net income (loss) allocated to:
Class A limited partners	$(52,689)	$(21,467)	$—	$—
Class B limited partners	$(3,627)	$97,950	$(27,153)	$(35,700)
General partners	$—	$—	$—	$—
Net income (loss) per weighted-average limited partner unit outstanding:
Class A(a)	$(0.04)	$(0.02)	$—	$—
Class B	$(0.02)	$0.44	$(0.12)	$(0.16)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint venture	$5,151	$(122,549)	$(10,741)	$34,725
Interest and other income	$254	$252	$256	$444
Net loss	$(41,072)	$(160,968)	$(40,031)	$(6,520)
Net income (loss) allocated to:
Class A limited partners	$(41,072)	$(160,968)	$(39,087)	$(10,147)
Class B limited partners	$—	$—	$(944)	$3,627
General partners	$—	$—	$—	$—
Net income (loss) per weighted-average limited partner unit outstanding:
Class A	$(0.03)	$(0.11)	$(0.03)	$(0.01)
Class B(a)	$—	$—	$—	$0.02
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2011, 2010, and 2009, are composed of the following items:

	2011	2010	2009
Salary reimbursements	$65,724	$79,971	$71,468
Independent accounting fees	28,567	28,428	17,026
Printing expenses	23,004	25,504	23,148
Legal fees	11,014	10,742	13,086
Postage and delivery expenses	5,314	6,157	7,823
Bank service charges	1,880	812	163
Computer costs	1,595	1,678	1,585
Taxes and licensing fees	1,297	800	800
Registration and filing fees	908	914	574
Other professional fees	868	1,377	660
Other general and administrative expenses	313	—	—
Total general and administrative costs	$140,484	$156,383	$136,333

10.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings that arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheet of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "Joint Venture") as of December 31, 2010, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2010 and 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 22, 2011

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 2011 (UNAUDITED)

AND

BALANCE SHEET
AS OF DECEMBER 31, 2010

	December 31, 2011 (unaudited)	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$—	$1,650,070
Building and improvements, less accumulated depreciation of $0 and $3,356,998 at December 31, 2011 and 2010, respectively	—	4,781,248
Total real estate assets, net	—	6,431,318

Cash and cash equivalents	—	89,265
Tenant receivables	—	112,297
Deferred leasing costs, less accumulated amortization of $0 and $44,138 at December 31, 2011 and 2010, respectively	—	528,149
Other assets	—	57,274
Total assets	$—	$7,218,303

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$—	$228,631
Accrued capital expenditures and deferred leasing costs	—	205,844
Due to affiliates	—	106
Deferred income	—	46,986
Total liabilities	—	481,567
Total net assets in liquidation	$—	—

Partners' Capital:
Wells Real Estate Fund IX, L.P.		2,629,381
Wells Real Estate Fund X, L.P.		3,266,719
Wells Real Estate Fund XI, L.P.		592,015
Piedmont Operating Partnership, LP		248,621
Total partners' capital		6,736,736
Total liabilities and partners' capital		$7,218,303

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF JULY 1, 2011 TO
DECEMBER 31, 2011 (UNAUDITED)

2011 (unaudited)
Balance, July 1, 2011	$30,250
Changes in net assets in liquidation attributable to:
Net loss	(19,780)
Distributions to joint venture partners	(10,470)
Balance, December 31, 2011	$—
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011	Years Ended December 31,
	(unaudited)	2010	2009
Expenses:
General and administrative	$20,626	$38,736	$16,142
Total expenses	20,626	38,736	16,142
Net Loss From Continuing Operations	(20,626)	(38,736)	(16,142)

Discontinued Operations:
Operating income (loss)	122,363	(86,656)	(1,401)
Impairment loss	—	(1,448,217)	—
Gain on disposition	1,228,752	684,476	—
Income (loss) from discontinued operations	1,351,115	(850,397)	(1,401)
Net Income (Loss)	$1,330,489	$(889,133)	$(17,543)
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2008	$4,307,537	$5,351,647	$969,890	$407,254	$11,036,328

Net loss	(6,847)	(8,507)	(1,542)	(647)	(17,543)
Partnership distributions	(84,015)	(104,379)	(18,918)	(7,942)	(215,254)
Balance, December 31, 2009	4,216,675	5,238,761	949,430	398,665	10,803,531

Net loss	(347,034)	(431,152)	(78,143)	(32,804)	(889,133)
Partnership contributions	753,291	935,882	169,620	71,207	1,930,000
Partnership distributions	(1,993,551)	(2,476,772)	(448,892)	(188,447)	(5,107,662)
Balance, December 31, 2010	2,629,381	3,266,719	592,015	248,621	6,736,736

Net income	519,298	645,172	116,931	49,088	1,330,489
Partnership contributions	253,699	315,193	57,126	23,982	650,000
Partnership distributions	(3,390,578)	(4,212,427)	(763,464)	(320,506)	(8,686,975)
Balance, June 30, 2011 (unaudited)	$11,800	$14,657	$2,608	$1,185	$30,250
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011 (unaudited)	Years Ended December 31,
		2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$1,330,489	$(889,133)	$(17,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(1,228,752)	(684,476)	—
Depreciation	122,418	342,883	354,010
Amortization	25,516	101,166	82,411
Impairment loss	—	1,448,217	—
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(263,948)	(60,156)	37,314
Decrease (increase) in other assets	52,504	(44,277)	3,313
(Decrease) increase in accounts payable and accrued expenses	(218,737)	6,845	(44,144)
Increase (decrease) in due to affiliates	6,156	(6,002)	(4,010)
(Decrease) increase in deferred income	(46,986)	29,579	(12,297)
Net cash (used in) provided by operating activities	(221,340)	244,646	399,054

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	8,686,975	5,107,662	—
Investment in real estate assets	(491,622)	(1,426,239)	(173,332)
Payment of deferred leasing costs	(1,978)	(822,442)	(117,640)
Net cash provided by (used in) investing activities	8,193,375	2,858,981	(290,972)

Cash Flows From Financing Activities:
Contribution from joint venture partners	650,000	1,930,000	—
Net sale proceeds distributions to joint venture partners	(8,686,975)	(5,107,662)	—
Operating distributions to joint venture partners in excess of accumulated earnings	—	—	(215,254)
Net cash used in financing activities	(8,036,975)	(3,177,662)	(215,254)
Net Decrease In Cash And Cash Equivalents	(64,940)	(74,035)	(107,172)

Cash And Cash Equivalents, beginning of period	89,265	163,300	270,472
Cash And Cash Equivalents, end of period	$24,325	$89,265	$163,300

Supplemental Disclosure Of Noncash Investing Activities:
Accrued capital expenditures and deferred leasing costs	$—	$205,844	$—
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED), DECEMBER 31, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. ("Fund IX") entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. ("Fund X") to form Fund IX and Fund X Associates ("Fund IX-X Associates") for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power - Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximately 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "Joint Venture") upon admitting Wells Real Estate Fund XI, L.P. ("Fund XI") and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Fund X purchased an approximately 108,000 square-foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. In 1998, Fund X contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

On March 15, 2005, the Joint Venture sold the Alstom Power -Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11,646,000 and recognized a gain of approximately $5,032,000.

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

On June 2, 2011, the Joint Venture sold the 360 Interlocken Building to an unrelated third party for a gross sale price of $9,150,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $8,685,000 and was allocated a gain of approximately $1,227,000. In the second quarter of 2010, the Joint Venture recognized an impairment loss of approximately $1,448,000 in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows primarily due to refining the disposition strategy for the Joint Venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Effective July 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, the Joint Venture adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.
The Joint Venture's real estate assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned by the Joint Venture may not have been recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of the real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale did not exceed the respective assets' carrying values, management adjusted the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
In connection with recurring quarterly review processes, the Joint Venture evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Joint Venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010. Accordingly, the Joint Venture reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 in the second quarter of 2010. The fair value measurements used in this evaluation of nonfinancial assets for the 360 Interlocken Building were considered to be Level 3 valuations within the fair value hierarchy outlined above, as there were significant unobservable inputs. Examples of inputs that the Joint Venture utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, the Joint Venture assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date.
Cash and Cash Equivalents
The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Tenant Receivables
Tenant receivables were comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assessed the collectibility of tenant receivables on an ongoing basis and provided for allowances as such balances, or portions thereof, become uncollectible. No such allowances were recorded as of December 31, 2010.
Deferred Leasing Costs, net
Deferred leasing costs included (i) costs incurred to procure leases, which were capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that were recoverable from tenants under the terms of the existing leases; such costs were capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs were written-off to lease termination expense.
Other Assets
Other assets as of December 31, 2010, was comprised of the following items:

2010
Refundable security deposits	$51,689
Prepaid expenses	5,585
Total	$57,274

Refundable security deposits represented cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture could have applied such balances toward unpaid receivable balances or property damages, where applicable, and was obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid expenses were primarily comprised of prepaid insurance and contract labor costs. Prepaid expenses were recognized in the period in which coverage/service is provided. Balances without a future economic benefit were written off as they are identified.

Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the years ended December 31, 2011 and 2010. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically included renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost is incurred and were billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Joint Venture satisfied all obligations under the related lease or lease termination agreement.
The Joint Venture recorded the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain was deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Joint Venture was not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
Recent Accounting Pronouncement
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund IX, Fund X, and Fund XI are parties to individual property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of each of their respective general partners.
The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services- Industrial and Commercial properties leased on a net basis for 10 years or more
Fund IX	3% of gross revenues collected monthly
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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred management and leasing fees payable to Wells Management, of $6,031, $25,092, and $43,466, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
In addition, the Joint Venture incurred fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred management and leasing fees payable to Piedmont Management, or its affiliates, of $231, $961, and $1,665, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred administrative expenses of $25, $20,098, and $31,205, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliates
Due to affiliates as of December 31, 2010 represented amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.
4. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Avaya Building, which was sold on October 15, 2010 and the 360 Interlocken Building, which was sold on June 2, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Six Months Ended June 30, 2011 (unaudited)	Years Ended December 31,
		2010	2009
Revenues:
Rental income	$308,677	$848,428	$1,034,260
Tenant reimbursements	226,001	60,684	26,902
Total revenues	534,678	909,112	1,061,162

Expenses:
Property operating costs	237,946	451,683	493,561
Management and leasing fees:
Related-party	6,262	26,053	45,131
Other	10,322	21,600	21,600
Depreciation	122,418	342,883	354,010
Amortization	25,516	74,483	82,411
General and administrative	9,851	79,066	65,850
Total expenses	412,315	995,768	1,062,563

Operating income (loss)	122,363	(86,656)	(1,401)
Impairment loss	—	(1,448,217)	—
Gain on disposition	1,228,752	684,476	—
Income (loss) from discontinued operations	$1,351,115	$(850,397)	$(1,401)

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2008	$15,274,245	$4,431,258

Additions	168,389	354,010
BALANCE AT DECEMBER 31, 2009	15,442,634	4,785,268

Additions	1,631,776	342,883
Impairment(1)	(1,448,217)	—
Dispositions	(5,837,877)	(1,771,153)
BALANCE AT DECEMBER 31, 2010	9,788,316	3,356,998

Additions	285,778	122,418
Dispositions	(10,074,094)	(3,479,416)
BALANCE AT DECEMBER 31, 2011 (UNAUDITED)	$—	$—

(1)
As of June 30, 2010, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote down the basis of the 360 Interlocken Building to reduce the carrying value of the property to its estimated fair value due to refining the disposition strategy for the joint venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund X and Fund XI Associates:

We have audited the statement of net assets in liquidation of Fund X and Fund XI Associates (the “Joint Venture”) as of December 31, 2011 and the related statement of changes in net assets in liquidation for the period from October 1, 2011 to December 31, 2011.  In addition, we have audited the statements of operations, partners' capital, and cash flows for the period from January 1, 2011 to September 30, 2011 and for the year ended December 31, 2009.  These financial statements are the responsibility of the Joint Venture's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Joint Venture disposed of all of its real estate assets during 2011.  Accordingly, the Joint Venture has changed its basis of accounting for periods subsequent to October 1, 2011 (the first day of the quarter following the completion of the sale of all real estate assets) from the going concern basis to the liquidation basis.

In our opinion, the financial statements, referred to above present fairly, in all material respects, the net assets in liquidation of Fund X and Fund XI Associates as of December 31, 2011, the changes in its net assets in liquidation for the period from October 1, 2011 to December 31, 2011, the results of its operations and its cash flows for the period from January 1, 2011 to September 30, 2011 and for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

FUND X AND FUND XI ASSOCIATES

STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 2011

AND

BALANCE SHEET
AS OF DECEMBER 31, 2010 (UNAUDITED)

	December 31, 2011	December 31, 2010 (unaudited)
Investment in Wells/Fremont Associates	$—	$773,945
Due from Wells/Fremont Associates	—	—
Total assets	$—	$773,945

Liabilities:
Partnership distributions payable	$—	$—
Total liabilities	—	—
Total net assets in liquidation	$—	—

Partners' Capital:
Wells Real Estate Fund X, L.P.		448,889
Wells Real Estate Fund XI, L.P.		325,056
Total partners' capital		773,945
Total liabilities and partners' capital		$773,945

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF OCTOBER 1, 2011 TO
DECEMBER 31, 2011

2011
Balance, October 1, 2011	$5,577
Changes in net assets in liquidation attributable to:
Net loss	(5,577)
Balance, December 31, 2011	$—

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

	For the Nine	Years Ended December 31,
	Months Ended September 30, 2011	2010 (unaudited)	2009
Equity In Income (Loss) Of Wells/Fremont Associates	$(17,044)	$4,741	$(690,703)
Net Income (Loss)	$(17,044)	$4,741	$(690,703)

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE YEARS ENDED DECEMBER 31, 2010 (UNAUDITED) AND 2009

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners' Capital
Balance, December 31, 2008 (unaudited)	$910,369	$658,903	$1,569,272

Net loss	(400,692)	(290,011)	(690,703)
Partnership distributions	(54,444)	(39,244)	(93,688)
Balance, December 31, 2009	455,233	329,648	784,881

Net income	2,750	1,991	4,741
Partnership contributions	17,097	12,373	29,470
Partnership distributions	(26,191)	(18,956)	(45,147)
Balance, December 31, 2010 (unaudited)	448,889	325,056	773,945

Net loss	(9,888)	(7,156)	(17,044)
Partnership contributions	22,577	16,341	38,918
Partnership distributions	(458,437)	(331,805)	(790,242)
Balance, September 30, 2011	$3,141	$2,436	$5,577

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

	Nine Months	Years Ended December 31,
	Ended September 30, 2011	2010 (unaudited)	2009
Cash Flows From Continuing Operating Activities:
Net income (loss)	$(17,044)	$4,741	$(690,703)
Operating distributions received from Wells/Fremont Associates	2,041	69,194	91,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of Wells/Fremont Associates	17,044	(4,741)	690,703
Net cash provided by operating activities	2,041	69,194	91,545

Cash Flows From Investing Activities:
Net sale proceeds received from Wells/Fremont Associates	788,201	—	—
Investment in Wells/Fremont Associates	(38,918)	(29,470)	—
Net cash provided by (used in) investing activities	749,283	(29,470)	—

Cash Flows From Financing Activities:
Contribution from joint venture partners	38,918	29,470	—
Net sale proceeds distributions to joint venture partners	(788,201)	—	—
Operating distributions to joint venture partners in excess of accumulated earnings	(2,041)	(69,194)	(91,545)
Net cash used in financing activities	(751,324)	(39,724)	(91,545)
Net Change In Cash And Cash Equivalents	—	—	—

Cash And Cash Equivalents, beginning of period	—	—	—
Cash And Cash Equivalents, end of period	$—	$—	$—

Supplemental Disclosure Of Noncash Financing Activities:
Partnership distributions payable	$—	$—	$24,047

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010 (UNAUDITED), AND 2009

1.	ORGANIZATION AND BUSINESS
On July 15, 1998, Wells Real Estate Fund X, L.P. ("Fund X") and Wells Real Estate Fund XI, L.P. ("Fund XI"), entered into a Georgia general partnership to create Fund X and Fund XI Associates (the "Joint Venture"). The general partners of Fund X and Fund XI are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. The Joint Venture was formed for the purpose of acquiring, developing, owning, operating, and selling real properties.
In July 1998, Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P., entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates, which acquired an approximately 58,000 square foot two-story manufacturing and office building, 47300 Kato Road, located in Fremont, California. During 1998, the Joint Venture acquired Wells Development Corporation's interest in Wells/Fremont Associates, which resulted in the Joint Venture becoming a joint venture partner with Piedmont OP.
In July 1998, Piedmont OP entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Orange County Associates, which acquired an approximately 52,000 square foot warehouse and office building, the Cort Building, located in Fountain Valley, California. During 1998, the Joint Venture acquired Wells Development Corporation's interest in Wells/Orange County Associates, which resulted in the Joint Venture becoming a joint venture partner with Piedmont OP. On September 11, 2003, Wells/Orange County Associates sold the Cort Building to an unrelated third party for a gross selling price of $5,770,000. As a result of the sale, the Joint Venture recognized a loss of approximately $213,000 and received net sale proceeds of approximately $3,134,000. Wells/Orange County Associates wound up its affairs in 2004 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Wells/Orange County Associates was terminated during 2005 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
On August 25, 2011, the Wells/Fremont Associates sold the 47300 Kato Road property to an unrelated third party for a gross sale price of $3,824,553. As a result of the sale, the Joint Venture received net sale proceeds of approximately $3,504,000 and was allocated a gain of approximately $91,000. Wells/Fremont Associates wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Wells/Fremont Associates will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Effective October 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, the Joint Venture adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Investment in Wells/Fremont Associates

The Joint Venture evaluated Wells/Fremont Associates and concluded that this entity was not a variable interest entity. The Joint Venture did not have control over the operations of Wells/Fremont Associates, however, did exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners was required for any major decision or any action that would materially affect Wells/Fremont Associates, or their real property investments. Accordingly, the Joint Venture accounted for its investment in Wells/Fremont Associates using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned by the Joint Venture may not have been recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of the real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale did not exceed the respective assets' carrying values, management adjusted the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI held ownership interests in the Joint Venture of approximately 58% and 42% respectively, for the years ended December 31, 2011 and 2010. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes
The Joint Venture was not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X and Fund XI are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund X and Fund XI are parties to individual property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services - Industrial and Commercial properties leased on a net basis for 10 years or more
Fund X	3% of gross revenues collected monthly
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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. Through its interests in Wells/Fremont Associates, the Joint Venture incurred management and leasing fees through its equity in income (loss) of Wells/Fremont Associates that are payable to Wells Management of $0, $507, and $1,149 during the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture's property owned through Wells/Fremont Associates related to accounting, property management, and other administrative activities, and incurred the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Through its interest in Wells/Fremont Associates, the Joint Venture incurred administrative expenses through its equity in income (loss) of Wells/Fremont Associates of $3,074, $4,636, and $5,960 payable to Wells Management for these services during the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively.

4.	INVESTMENT IN WELLS/FREMONT ASSOCIATES
Impairment of Real Estate Assets
In connection with recurring quarterly review processes, Wells/Fremont Associates evaluated the recoverability of the carrying value of the 47300 Kato Road property pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared with the estimated fair value, primarily as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing. Accordingly, Wells/Fremont Associates reduced the carrying value of 47300 Kato Road to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $3,316,000 (approximately $746,000 of which was allocated to the Joint Venture) in the third quarter of 2009. This impairment loss is included in income (loss) from discontinued operations for the year ended December 31, 2009 in the table below.
The fair value measurements used in these evaluations of nonfinancial assets were considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs (see Evaluating the Recoverability of Real Estate Assets in Note 2). Examples of inputs that Wells/Fremont Associates utilized in its fair value calculations include discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices.
Summary of Investments
The Joint Venture's investments and approximate ownership percentages in Wells/Fremont Associates as of December 31, 2011 and 2010 are presented below:

	December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Wells/Fremont Associates	$—	22%	$773,945	22%

Summary of Activity
Rollforwards of the Joint Venture's investment in Wells/Fremont Associates for the years ended December 31, 2011 and 2010 are presented below:

	2011	2010
Investment in Wells/Fremont Associates, beginning of year	$773,945	$784,881
Equity in income (loss) of Wells/Fremont Associates	(22,621)	4,741
Contributions to Wells/Fremont Associates	38,918	29,470
Distributions from Wells/Fremont Associates	(790,242)	(45,147)
Investment in Wells/Fremont Associates, end of year	$—	$773,945

Summary of Financial Information
Wells/Fremont Associates wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Wells/Fremont Associates will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.

Condensed financial information for the Wells/Fremont Associates in which the Joint Venture held an interest as of December 31, 2011 and 2010 and for the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation(1) December 31,	Total Equity December 31,
	2011	2010	2011	2010	2011	2010
Wells/Fremont Associates	$—	$3,496,614	$—	$56.215	$—	$3,440,399

(1)
Effective October 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, Wells/Fremont Associates adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Wells/Fremont Associates	$—	$—	$—	$(14,269)	$(20,674)	$(15,147)	$(86,305)	$41,749	$(3,055,203)	$(100,574)	$21,075	$(3,070,350)

The components of income (loss) from discontinued operations recognized by Wells/Fremont Associates are provided below:

	For the year ended			For the year ended			For the year ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Operating loss	Gain on Sale	Total	Operating income	Gain on Sale	Total	Operating income	Impairment loss	Total
Wells/Fremont Associates	$(177,510)	$91,205	$(86,305)	$41,749	$—	$41,749	$260,530	$(3,315,733)	$(3,055,203)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells/Fremont Associates:

We have audited the accompanying statements of operations, partners' capital and cash flows of Wells/Fremont Associates (the "Joint Venture") for the year ended December 31, 2009. Our audit also included the financial statement schedule as of December 31, 2009 and for the year then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells/Fremont Associates for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 18, 2010

WELLS/FREMONT ASSOCIATES

STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 2011 (UNAUDITED)

AND

BALANCE SHEET
AS OF DECEMBER 31, 2010 (UNAUDITED)

	December 31, 2011 (unaudited)	December 31, 2010 (unaudited)
Assets:
Real estate assets, at cost:
Land	$—	$2,219,251
Building and improvements, less accumulated depreciation of $0 and $2,606,432 at December 31, 2011 and 2010, respectively	—	1,222,279
Total real estate assets	—	3,441,530

Cash and cash equivalents	—	16,245
Other assets	—	38,839
Total assets	$—	$3,496,614

Liabilities:
Accounts payable and accrued expenses	$—	$42,566
Due to affiliates	—	1,428
Deferred income	—	12,221
Total liabilities	—	56,215
Total net assets in liquidation	$—	—

Partners' Capital:
Fund X and Fund XI Associates		773,945
Piedmont Operating Partnership, LP		2,666,454
Total partners' capital		3,440,399
Total liabilities and partners' capital		$3,496,614

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF OCTOBER 1, 2011 TO
DECEMBER 31, 2011 (UNAUDITED)

2011 (unaudited)
Balance, October 1, 2011	$24,811
Changes in net assets in liquidation attributable to:
Net loss	(24,811)
Balance, December 31, 2011	$—

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF OPERATIONS

	Nine Months Ended	Years Ended December 31,
	September 30, 2011 (unaudited)	2010 (unaudited)	2009
Expenses:
General and administrative	$14,269	$20,674	$15,147
Total expenses	14,269	20,674	15,147
Net Loss From Continuing Operations	$(14,269)	$(20,674)	$(15,147)

Discontinued Operations:
Operating income (loss)	(152,699)	41,749	260,530
Impairment loss	—	—	(3,315,733)
Gain on disposition	91,205	—	—
Income (loss) from discontinued operations	(61,494)	41,749	(3,055,203)
Net Income (Loss)	$(75,763)	$21,075	$(3,070,350)

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
AND FOR THE YEARS ENDED DECEMBER 31, 2010 (UNAUDITED) AND 2009

	Fund X and Fund XI Associates	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2008 (unaudited)	$1,569,272	$5,406,558	$6,975,830

Net loss	(690,703)	(2,379,647)	(3,070,350)
Partnership distributions	(93,688)	(322,780)	(416,468)
Balance, December 31, 2009	784,881	2,704,131	3,489,012

Net income	4,741	16,334	21,075
Partnership contributions	29,470	101,530	131,000
Partnership distributions	(45,147)	(155,541)	(200,688)
Balance, December 31, 2010 (unaudited)	773,945	2,666,454	3,440,399

Net loss	(17,043)	(58,720)	(75,763)
Partnership contributions	38,918	134,082	173,000
Partnership distributions	(790,242)	(2,722,583)	(3,512,825)
Balance, September 31, 2011 (unaudited)	$5,578	$19,233	$24,811

See accompanying notes.

WELLS/FREMONT ASSOCIATES

STATEMENTS OF CASH FLOWS

	Nine Months Ended	Years Ended December 31,
	September 30, 2011(unaudited)	2010 (unaudited)	2009
Cash Flows From Operating Activities:
Net income (loss)	$(75,763)	$21,075	$(3,070,350)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(91,205)	—	—
Depreciation	28,980	44,545	130,751
Amortization	—	—	17,564
Impairment loss	—	—	3,315,733
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(5,659)	173	25,534
Decrease (increase) in other assets	19,687	(28,830)	(3,336)
(Decrease) increase in accounts payable and accrued expenses	(42,566)	40,191	(12,866)
(Decrease) increase in due to affiliates	(1,428)	(9,241)	3,599
(Decrease) increase in deferred income	(12,221)	(55,423)	21,966
Net cash (used in) provided by operating activities	(180,175)	12,490	428,595

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	3,503,755	—	—

Cash Flows From Financing Activities:
Contribution from joint venture partners	173,000	131,000	—
Net sale proceeds distributions to joint venture partners	(3,503,755)	—	—
Operating distributions to joint venture partners in excess of accumulated earnings	(9,070)	(307,584)	(406,940)
Net cash used in financing activities	(3,339,825)	(176,584)	(406,940)
Net (Decrease) Increase In Cash And Cash Equivalents	(16,245)	(164,094)	21,655

Cash And Cash Equivalents, beginning of period	16,245	180,339	158,684
Cash And Cash Equivalents, end of period	$—	$16,245	$180,339

Supplemental Disclosure Of Noncash Financing Activities:
Partnership distributions payable	$—	$—	$106,896

See accompanying notes.

WELLS/FREMONT ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED), DECEMBER 31, 2010 (UNAUDITED), AND 2009

1.	ORGANIZATION AND BUSINESS
On July 15, 1998, Wells Real Estate Fund X, L.P. ("Fund X") and Wells Real Estate Fund XI, L.P. ("Fund XI"), entered into a Georgia general partnership to create Fund X and Fund XI Associates. The general partners of Fund X and Fund XI are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Fund X and Fund XI Associates was formed for the purpose of acquiring, developing, owning, operating, and selling real properties.
In July 1998, Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P., entered into a joint venture agreement with Wells Development Corporation, referred to as Wells/Fremont Associates (the "Joint Venture"), which acquired an approximately 58,000 square foot two-story warehouse and office building, 47300 Kato Road, located in Fremont, California. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During 1998, Fund X and Fund XI Associates acquired Wells Development Corporation's interest in the Joint Venture, which resulted in Fund X and Fund XI Associates becoming a joint venture partner with Piedmont OP.
On August 25, 2011, the Joint Venture sold the 47300 Kato Road property to an unrelated third party for a gross sale price of $3,824,553. As a result of the sale, the Joint Venture received net sale proceeds of approximately $3,504,000 and was allocated a gain of approximately $91,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Effective October 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, the Joint Venture adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The Joint Venture's real estate assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned by the Joint Venture may not have been recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of the real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale did not exceed the respective assets' carrying values, management adjusted the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
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
Cash and Cash Equivalents
The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Tenant Receivables
Tenant receivables were comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assessed the collectibility of tenant receivables on an ongoing basis and provided for allowances as such balances, or portions thereof, become uncollectible. No such allowances were recorded as of December 31, 2010.
Other Assets
Other assets was primarily comprised of prepaid expenses. Management assessed the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses were recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances were recorded as of December 31, 2010.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI Associates and Piedmont OP held ownership interests in the Joint Venture of approximately 22% and 78%, respectively, for the years ended December 31, 2011 and 2010 . Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically included renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost is incurred and were billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Joint Venture satisfied all obligations under the related lease or lease termination agreement.
The Joint Venture recorded the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain was deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Joint Venture was not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
Recent Accounting Pronouncement
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund X and Fund XI are parties to individual property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services - Industrial and Commercial properties leased on a net basis for 10 years or more
Fund X	3% of gross revenues collected monthly
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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $0, $2,254, and $5,109, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
In addition, the Joint Venture incurred fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $0, $7,764, and $17,593, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other Joint Venture administration, and incurred the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred administrative expenses of $13,667, $20,610, and $26,494, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Due to Affiliates
Due to affiliates as of December 31, 2010 represented amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.

4. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to 47300 Kato Road, which was sold on August 25, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Nine Months Ended September 30, 2011 (unaudited)	Years Ended December 31,
		2010 (unaudited)	2009
Revenues:
Rental income	$—	$297,963	$458,178
Tenant reimbursements	17,879	18,072	49,194
Interest and other income	808	—	—
Total revenues	18,687	316,035	507,372

Expenses:
Property operating costs	118,877	174,851	47,077
Management and leasing fees:
Related-party	—	10,018	22,702
Depreciation	28,980	44,545	130,751
Amortization	—	—	4,583
General and administrative	23,529	44,872	41,729
Total expenses	171,386	274,286	246,842

Operating income (loss)	(152,699)	41,749	260,530
Impairment loss	—	—	(3,315,733)
Gain on disposition	91,205	—	—
Income (loss) from discontinued operations	$(61,494)	$41,749	$(3,055,203)

WELLS/FREMONT ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2008 (UNAUDITED)	$9,363,695	$2,431,136

Additions	—	130,751
Impairments(1)	(3,315,733)	—
BALANCE AT DECEMBER 31, 2009	6,047,962	2,561,887

Additions	—	44,545
BALANCE AT DECEMBER 31, 2010 (UNAUDITED)	6,047,962	2,606,432

Additions	—	28,980
Dispositions	(6,047,962)	(2,635,412)
BALANCE AT DECEMBER 31, 2011 (UNAUDITED)	$—	$—

(1)
As of September 30, 2009, Wells/Fremont Associates wrote down the basis of 47300 Kato Road to reduce the carrying value of the property to its estimated fair value as a result of shortening the estimated holding period of such asset in third quarter 2009 and significant downward pressure on long-term rental rates for speculative leasing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the "Joint Venture") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $3,598,807 and $3,280,559 at December 31, 2011 and 2010, respectively	2,797,757	2,819,471
Construction in progress	19,000	—
Total real estate assets	4,583,424	4,586,138

Cash and cash equivalents	169,102	254,929
Tenant receivables	159,619	308,226
Deferred leasing costs, less accumulated amortization of $349,814 and $264,432 at December 31, 2011 and 2010, respectively	89,434	169,481
Other assets	4,758	3,588
Total assets	$5,006,337	$5,322,362

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$146,443	$150,450
Accrued capital expenditures	151,480	—
Due to affiliates	1,686	2,133
Deferred income	—	8,548
Partnership distributions payable	—	103,108
Total liabilities	299,609	264,239

Partners' Capital:
Wells Real Estate Fund XI, L.P.	1,230,661	1,322,544
Wells Real Estate Fund XII, L.P.	804,429	864,479
Piedmont Operating Partnership, LP	2,671,638	2,871,100
Total partners' capital	4,706,728	5,058,123
Total liabilities and partners' capital	$5,006,337	$5,322,362

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$1,011,600	$1,009,701	$1,010,826
Reimbursement income	196,953	171,616	187,344
Interest and other income	—	—	813
Total revenues	1,208,553	1,181,317	1,198,983

Expenses:
Property operating costs	765,198	769,910	781,521
Management and leasing fees:
Related-party	20,158	18,510	21,463
Other	40,330	39,846	39,254
Depreciation	318,248	314,883	298,778
Amortization	63,267	62,979	65,795
General and administrative	41,773	41,206	31,472
Total expenses	1,248,974	1,247,334	1,238,283
Net Loss	$(40,421)	$(66,017)	$(39,300)

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2008	$1,476,498	$965,095	$3,205,309	$5,646,902

Net loss	(10,276)	(6,716)	(22,308)	(39,300)
Partnership contributions	26,148	17,089	56,763	100,000
Partnership distributions	(39,760)	(25,985)	(86,311)	(152,056)
Balance, December 31, 2009	1,452,610	949,483	3,153,453	5,555,546

Net loss	(17,262)	(11,281)	(37,474)	(66,017)
Partnership distributions	(112,804)	(73,723)	(244,879)	(431,406)
Balance, December 31, 2010	1,322,544	864,479	2,871,100	5,058,123

Net loss	(10,569)	(6,908)	(22,944)	(40,421)
Partnership distributions	(81,314)	(53,142)	(176,518)	(310,974)
Balance, December 31, 2011	$1,230,661	$804,429	$2,671,638	$4,706,728

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net loss	$(40,421)	$(66,017)	$(39,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	318,248	314,883	298,778
Amortization	85,382	82,665	76,104
Changes in assets and liabilities:
Decrease in tenant receivables	148,607	139,975	147,302
(Increase) decrease in other assets	(1,170)	(1,857)	108
(Decrease) increase in accounts payable and accrued expenses	(4,007)	5,423	(22,651)
(Decrease) increase in due to affiliates	(447)	(1,326)	1,118
(Decrease) increase in deferred income	(8,548)	(85,391)	93,939
Net cash provided by operating activities	497,644	388,355	555,398

Cash Flows From Investing Activities:
Investment in real estate assets	(164,054)	(25,722)	(502,601)
Payment of deferred leasing costs	(5,335)	(12,272)	(112,356)
Net cash used in investing activities	(169,389)	(37,994)	(614,957)

Cash Flows From Financing Activities:
Contribution from joint venture partners	—	—	100,000
Operating distributions to joint venture partners in excess of accumulated earnings	(414,082)	(435,861)	(44,493)
Net cash (used in) provided by financing activities	(414,082)	(435,861)	55,507
Net Decrease In Cash And Cash Equivalents	(85,827)	(85,500)	(4,052)

Cash And Cash Equivalents, beginning of year	254,929	340,429	344,481
Cash And Cash Equivalents, end of year	$169,102	$254,929	$340,429

Supplemental Disclosure Of Noncash Investing And Financing Activities:
Partnership distributions payable	$—	$103,108	$107,563
Accrued capital expenditures	$151,480	$—	$—

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
On May 1, 1999, Wells Real Estate Fund XI, L.P. ("Fund XI") and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership known as The Wells Fund XI-REIT Joint Venture for the purpose of acquiring, developing, operating, and selling real properties. On June 21, 1999, The Wells Fund XI-REIT Joint Venture was amended and restated as The Wells Fund XI-Fund XII-REIT Joint Venture (the "Joint Venture") upon admitting Wells Real Estate Fund XII, L.P. ("Fund XII"). The general partners of Fund XI and Fund XII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.
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
Basis of Presentation
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture's real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets' carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there have been no additional impairments in the carrying value of any of the real estate assets to date; however, the Joint Venture's remaining asset may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
Cash and Cash Equivalents
The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2011 or 2010.

Deferred Leasing Costs, net
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2011 or 2010.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively, for the years ended December 31, 2011 and 2010. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XI and Fund XII are parties to individual property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of each of their respective general partners.
The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services - Industrial and Commercial properties leased on a net basis for 10 years or more
Fund XI	2.5% of gross revenues collected monthly
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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $8,719, $8,006, and $9,283, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $11,439, $10,504, and $12,180, respectively.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2011 and December 31, 2010 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2011	2010
Property management fees	$1,686	$1,984
Administrative reimbursements	—	149
	$1,686	$2,133

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2011 follows:

Year ended December 31:
2012	$1,002,828
2013	144,974
2014	24,216
Thereafter	—
$1,172,018
Three tenants generated approximately 64%, 24% and 12% of contractual rental income for the year ended December 31, 2011, and three tenants will generate approximately 53%, 27% and 20% of future contractual rental income.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

		Initial Cost		Costs Capitalized		Gross Carrying Amount as of December 31, 2011
Description	Encumbrances	Land	Buildings and Improvements	Subsequent To Acquisition(b)	Impairment Loss	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$2,314,157	$(3,678,136)	$1,766,667	$6,396,564	$19,000	$8,182,231	$3,598,807	1992	7/2/1999

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2008	$7,612,657	$2,666,898

Additions	228,318	298,778
Dispositions	—	—
BALANCE AT DECEMBER 31, 2009	7,840,975	2,965,676

Additions	25,722	314,883
Dispositions	—	—
BALANCE AT DECEMBER 31, 2010	7,866,697	3,280,559

Additions	315,534	318,248
Dispositions	—	—
BALANCE AT DECEMBER 31, 2011	$8,182,231	$3,598,807