Form 10-Q
period 2012-03-31
WELLS REAL ESTATE FUND XI L P
filed 2012-05-15
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XI, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XI, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$1,220,597	$1,230,659
Cash and cash equivalents	1,646,911	1,691,184
Other assets	4,143	4,466
Total assets	$2,871,651	$2,926,309

Liabilities:
Accounts payable and accrued expenses	$4,480	$7,068
Due to affiliates	3,778	6,084
Total liabilities	8,258	13,152

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,863,393	2,878,060
Class B – 222,556 units issued and outstanding	—	35,097
General Partners	—	—
Total partners' capital	2,863,393	2,913,157
Total liabilities and partners' capital	$2,871,651	$2,926,309
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Equity in Loss of Joint Ventures	$(10,062)	$(5,977)

Interest and Other Income	1,174	419

General and Administrative Expenses	40,876	50,758
Net Loss	$(49,764)	$(56,316)

Net Loss Allocated to:
Class A Limited Partners	$(14,667)	$(52,689)
Class B Limited Partners	$(35,097)	$(3,627)
General Partners	$—	$—

Net Loss per Weighted-Average Limited Partner Unit:
Class A	$(0.01)	$(0.04)
Class B	$(0.16)	$(0.02)

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724
Class B	222,556	222,556
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	1,430,724	$2,952,216	222,556	$3,627	$—	$2,955,843

Net income (loss)	—	(74,156)	—	31,470	—	(42,686)
BALANCE, December 31, 2011	1,430,724	2,878,060	222,556	35,097	—	2,913,157

Net loss	—	(14,667)	—	(35,097)	—	(49,764)
BALANCE, March 31, 2012	1,430,724	$2,863,393	222,556	$—	$—	$2,863,393
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(49,764)	$(56,316)
Operating distributions received from joint ventures	—	26,960
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint ventures	10,062	5,977
Changes in assets and liabilities:
Decrease (increase) in other assets	323	(2,443)
(Decrease) increase in accounts payable and accrued expenses	(2,588)	4,420
Decrease in due to affiliates	(2,306)	(300)
Net cash used in operating activities	(44,273)	(21,702)

Cash Flows from Investing Activities:
Investment in joint ventures	—	(54,706)
Net Decrease in Cash and Cash Equivalents	(44,273)	(76,408)

Cash and Cash Equivalents, beginning of period	1,691,184	704,810
Cash and Cash Equivalents, end of period	$1,646,911	$628,402
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

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
On December 31, 1997, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on December 30, 1998, at which time the Partnership had sold approximately 1,302,942 Class A Units and 350,338 Class B Units representing total limited partner capital contributions of $16,532,802.
The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture(1) ("Fund IX-X-XI-REIT Associates")	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado
Fund X and Fund XI Associates(1) ("Fund X-XI Associates")	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owns an interest in another joint venture, Wells/Fremont Associates, and does not own any properties directly.
Wells/Fremont Associates(1) ("Fund X-XI-REIT Associates - Fremont")	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	3. 47300 Kato Road(3) A two-story warehouse and office building located in Fremont, California
The Wells Fund XI-Fund XII-REIT Joint Venture ("Fund XI-XII-REIT Associates")	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	4. 20/20 Building A three-story office building located in Leawood, Kansas

(1)	These joint ventures wound up their affairs in 2011 and were terminated in the first quarter of 2012.

(2)	This property was sold in June 2011.

(3)	This property was sold in August 2011.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XII, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund X, L.P. was affiliated with the Partnership through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership determined that there have been no additional impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the asset or liability. The accounting standard for fair value measurement and disclosures was applied to the Partnership's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund XI-XII Associates and net income (loss) of the Partnership.
Distribution of Net Cash from Operations
Net cash from operations, if available and unless reserved, is generally distributed quarterly to the limited partners as follows:

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
Allocations of Net Income, Net Loss, and Gain on Sale
For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership's net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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

Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Fund IX-X-XI-REIT Associates and Fund X-XI Associates wound up their affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund IX-X-XI-REIT Associates and Fund X-XI Associates were terminated in the first quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing their final tax returns.
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2012 and 2011, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations(1)		Income From Discontinued Operations(1)		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund IX-X-XI-REIT Associates	$—	$—	$—	$(18,142)	$—	$63,751	$—	$45,609
Fund X-XI Associates	—	—	—	(14,529)	—	—	—	(14,529)
Fund XI-XII-REIT Associates	292,734	282,875	(38,483)	(14,856)	—	—	(38,483)	(14,856)
	$292,734	$282,875	$(38,483)	$(47,527)	$—	$63,751	$(38,483)	$16,224

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues and income (loss) generated by the 360 Interlocken Building as discontinued operations for all periods presented.

Fund X-XI-REIT Associates - Fremont wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund X-XI-REIT Associates - Fremont was terminated in the first quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.

Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months ended March 31, 2012 and 2011, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations(1)		Loss From Discontinued Operations(1)		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund X-XI-REIT Associates – Fremont	$—	$—	$—	$(8,752)	$—	$(55,835)	$—	$(64,587)

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

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$63,751	$—	$63,751
Fund X-XI-REIT Associates – Fremont	—	—	—	(55,835)	—	(55,835)
	$—	$—	$—	$7,916	$—	$7,916

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $563 and $712 for the three months ended March 31, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $17,869 and $16,820 payable to Wells Capital and Wells Management for the three months ended March 31, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Assertion of Legal Action Against Related-Parties
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership's General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership's General Partner; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants' motion for summary judgment is currently pending before the Court.

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
Operational Dependency
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership's operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of March 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.

5.	ECONOMIC DEPENDENCY
The Partnership is dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of the Partnership's business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The first quarter 2012 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our general and administrative expenses and our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing the vacant space and space that may become vacant upon the expiration of the current leases at our remaining property. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating a suitable buyer, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of April 30, 2012, we owned an interest in one property.
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
Short-Term Liquidity
For the three months ended March 31, 2012, net cash outflows from operating activities were approximately $44,000. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund XI-XII-REIT Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by Fund XI-XII-REIT Associates.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of March 31, 2012.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund XI-XII-REIT Associates and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned by Fund XI-XII-REIT Associates. We expect to continue to use substantially all future net cash from operations, including distributions received from Fund XI-XII-REIT Associates, to fund leasing costs and capital expenditures necessary to position our remaining property for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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

As of March 31, 2012, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2012	Undistributed Net Sale Proceeds as of March 31, 2012
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	715,000	Re-leasing the 20/20 Building (2007-2008) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	78,161
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	—		—	448,892
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,175,000		$9,869,999	$1,621,305
Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Equity in Loss of Joint Ventures
Equity in loss of Joint Ventures increased from $5,977 for the three months ended March 31, 2011 to $10,062 for the three months ending March 31, 2012, primarily due to (i) a decline in operating income resulting from the disposition of the 360 Interlocken Building in the second quarter of 2011 and (ii) an increase in repair and maintenance costs at the 20/20 Building incurred in the first quarter of 2012. We expect equity in loss of Joint Ventures to remain at a relatively similar level through October 31, 2012; however, if we are unable to extend current leases and/or secure suitable replacement tenants with similar lease terms in a timely manner at the 20/20 Building (leases for 80% of the property are scheduled to expire in October 2012), we would expect equity in loss of Joint Ventures to increase in future periods.

Interest and Other Income
Interest and other income increased from $419 for the three months ended March 31, 2011 to $1,174 for the three months ended March 31, 2012. The increase is primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the 360 Interlocken Building in June 2011 and the 47300 Kato Road property in August 2011. Future levels of interest income will be largely dependent on the timing of future disposition and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Fund XI-XII-REIT Associates related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and Administrative Expenses
General and administrative expenses decreased from $50,758 for the three months ended March 31, 2011 to $40,876 for the three months ended March 31, 2012, primarily due to a decrease in legal fees in 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and our net loss.
Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management, the management and leasing of our properties; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act, during the quarter ended March 31, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number		Description

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Furnished with this Form 10-Q, but not filed under the Exchange Act