Form 10-Q
period 2012-06-30
WELLS REAL ESTATE FUND XI L P
filed 2012-08-10
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$1,193,553	$1,230,659
Cash and cash equivalents	1,606,399	1,691,184
Due from joint ventures	30,277	—
Other assets	8,644	4,466
Total assets	$2,838,873	$2,926,309

Liabilities:
Accounts payable and accrued expenses	$2,591	$7,068
Due to affiliates	4,253	6,084
Total liabilities	6,844	13,152

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,832,029	2,878,060
Class B – 222,556 units issued and outstanding	—	35,097
General Partners	—	—
Total partners' capital	2,832,029	2,913,157
Total liabilities and partners' capital	$2,838,873	$2,926,309
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity in Income (Loss) of Joint Ventures	$3,233	$106,165	$(6,829)	$100,188

Interest and Other Income	796	503	1,970	922

General and Administrative Expenses	35,393	30,185	76,269	80,943
Net Income (Loss)	$(31,364)	$76,483	$(81,128)	$20,167

Net Income (Loss) Allocated to:
Class A Limited Partners	$(31,364)	$(21,467)	$(46,031)	$(74,156)
Class B Limited Partners	$—	$97,950	$(35,097)	$94,323
General Partners	$—	$—	$—	$—

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Class A	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Class B	$0.00	$0.44	$(0.16)	$0.42

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724	1,430,724	1,430,724
Class B	222,556	222,556	222,556	222,256
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	1,430,724	$2,952,216	222,556	$3,627	$—	$2,955,843

Net income (loss)	—	(74,156)	—	31,470	—	(42,686)
BALANCE, December 31, 2011	1,430,724	2,878,060	222,556	35,097	—	2,913,157

Net loss	—	(46,031)	—	(35,097)	—	(81,128)
BALANCE, June 30, 2012	1,430,724	$2,832,029	222,556	$—	$—	$2,832,029
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(81,128)	$20,167
Operating distributions received from joint ventures	—	58,994
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of joint ventures	6,829	(100,188)
Changes in assets and liabilities:
Increase in other assets	(4,178)	(2,444)
Decrease in accounts payable and accrued expenses	(4,477)	(7,367)
Decrease in due to affiliates	(1,831)	(400)
Net cash used in operating activities	(84,785)	(31,238)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	763,464
Investment in joint ventures	—	(73,467)
Net cash provided by investing activities	—	689,997

Net (Decrease) Increase in Cash and Cash Equivalents	(84,785)	658,759

Cash and Cash Equivalents, beginning of period	1,691,184	704,810
Cash and Cash Equivalents, end of period	$1,606,399	$1,363,569
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in Fund XI-XII-REIT Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership determined that there have been no additional impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund IX-X-XI-REIT Associates	$—	$—	$—	$(3,521)	$—	$1,288,401	$—	$1,284,880
Fund X-XI Associates	—	—	—	(15,276)	—	—	—	(15,276)
Fund XI-XII-REIT Associates	278,947	284,194	12,364	(1,317)	—	—	12,364	(1,317)
	$278,947	$284,194	$12,364	$(20,114)	$—	$1,288,401	$12,364	$1,268,287

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund IX-X-XI-REIT Associates	$—	$—	$—	$(20,626)	$—	$1,351,115	$—	$1,330,489
Fund X-XI Associates	—	—	—	(29,805)	—	—	—	(29,805)
Fund XI-XII-REIT Associates	571,681	567,069	(26,119)	(16,173)	—	—	(26,119)	(16,173)
	$571,681	$567,069	$(26,119)	$(66,604)	$—	$1,351,115	$(26,119)	$1,284,511
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
Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and six months ended June 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations(1)		Loss From Discontinued Operations(1)		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund X-XI-REIT Associates – Fremont	$—	$—	$—	$(2,663)	$—	$(65,241)	$—	$(67,904)

	Total Revenues		Loss From Continuing Operations(1)		Loss From Discontinued Operations(1)		Net Loss
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund X-XI-REIT Associates – Fremont	$—	$—	$—	$(11,415)	$—	$(121,076)	$—	$(132,491)

(1)	Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues and loss generated by 47300 Kato Road as discontinued operations for all periods presented.
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$122,363	$1,228,752	$1,351,115
Fund X-XI-REIT Associates – Fremont	—	—	—	(121,076)	—	(121,076)
	$—	$—	$—	$1,287	$1,228,752	$1,230,039

Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2012 represents operating cash flow generated by Fund XI-XII-REIT Associates for the three months ended June 30, 2012, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $590 and $935 for the three months ended June 30, 2012 and 2011, respectively, and $1,153 and $1,647 for the six months ended June 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $15,645 and $14,213 payable to Wells Capital and Wells Management for the three months ended June 30, 2012 and 2011, respectively, and $33,513 and $31,033 for the six months ended June 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of June 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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

The second quarter 2012 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our general and administrative expenses and our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing the vacant space and space that may become vacant upon the expiration of the current leases at our remaining property. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating a suitable buyer, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of July 31, 2012, we owned an interest in one property.
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

Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property and the portfolio with operating cash flows, including current and prior period operating distributions received from Fund XI-XII-REIT Associates, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining market could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
For the six months ended June 30, 2012, net cash outflows from operating activities were approximately $85,000 primarily due to (i) Fund XI-XII-REIT Associates retaining its operating cash flow to fund capital expenditures at the 20/20 Building and (ii) funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund XI-XII-REIT Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by Fund XI-XII-REIT Associates.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of June 30, 2012.

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

As of June 30, 2012, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2012	Undistributed Net Sale Proceeds as of June 30, 2012
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	740,000	Re-leasing the 20/20 Building (2007-2008) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	53,161
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	—		—	448,892
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,200,000		$9,869,999	$1,596,305
Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from $106,165 for the three months ended June 30, 2011 to $3,233 for the three months ended June 30, 2012, and from $100,188 for the six months ended June 30, 2011 to $(6,829) for the six months ended June 30, 2012. The decreases are primarily due to recognizing a gain on the sale of the 360 Interlocken Building in June 2011, of which approximately $108,000 was allocated to the Partnership. We expect equity in income (loss) of Joint Ventures to remain at a relatively similar level through October 31, 2012; however, if we are unable to extend current leases and/or secure suitable replacement tenants with similar lease terms in a timely manner at the 20/20 Building (leases for 80% of the property are scheduled to expire in October 2012), we would expect equity in loss of Joint Ventures to increase in future periods.

Interest and Other Income
Interest and other income increased from $503 for the three months ended June 30, 2011 to $796 for the three months ended June 30, 2012, and from $922 for the six months ended June 30, 2011 to $1,970 for the six months ended June 30, 2012. The increases are primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the 360 Interlocken Building in June 2011 and the 47300 Kato Road property in August 2011. Future levels of interest income will be largely dependent on the timing of future disposition and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Fund XI-XII-REIT Associates related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and Administrative Expenses
General and administrative expenses increased from $30,185 for the three months ended June 30, 2011 to $35,393 for the three months ended June 30, 2012, primarily due to an increase in administrative costs related to reporting and regulatory requirements. General and administrative expenses remained relatively stable at $80,943 for the six months ended June 30, 2011 and $76,269 for the six months ended June 30, 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through our investment in Fund XI-XII-REIT Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act, during the quarter ended June 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 10, 2012		/s/ DOUGLAS P. WILLIAMS
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