Form 10-Q
period 2012-09-30
WELLS REAL ESTATE FUND XI L P
filed 2012-11-09
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$1,154,907	$1,230,659
Cash and cash equivalents	1,608,166	1,691,184
Due from joint ventures	32,610	—
Other assets	4,143	4,466
Total assets	$2,799,826	$2,926,309

Liabilities:
Accounts payable and accrued expenses	$3,137	$7,068
Due to affiliates	5,025	6,084
Total liabilities	8,162	13,152

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,791,664	2,878,060
Class B – 222,556 units issued and outstanding	—	35,097
General Partners	—	—
Total partners' capital	2,791,664	2,913,157
Total liabilities and partners' capital	$2,799,826	$2,926,309
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Equity in Income (Loss) of Joint Ventures	$(6,038)	$902	$(12,867)	$101,090

Interest and Other Income	783	901	2,753	1,823

General and Administrative Expenses	35,110	28,956	111,379	109,899
Net Loss	$(40,365)	$(27,153)	$(121,493)	$(6,986)

Net Income (Loss) Allocated to:
Class A Limited Partners	$(40,365)	$—	$(86,396)	$(74,156)
Class B Limited Partners	$—	$(27,153)	$(35,097)	$67,170
General Partners	$—	$—	$—	$—

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Class A	$(0.03)	$0.00	$(0.06)	$(0.05)
Class B	$0.00	$(0.12)	$(0.16)	$0.30

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724	1,430,724	1,430,724
Class B	222,556	222,556	222,556	222,256
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	1,430,724	$2,952,216	222,556	$3,627	$—	$2,955,843

Net income (loss)	—	(74,156)	—	31,470	—	(42,686)
BALANCE, December 31, 2011	1,430,724	2,878,060	222,556	35,097	—	2,913,157

Net loss	—	(86,396)	—	(35,097)	—	(121,493)
BALANCE, September 30, 2012	1,430,724	$2,791,664	222,556	$—	$—	$2,791,664
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(121,493)	$(6,986)
Operating distributions received from joint ventures	30,275	96,588
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of joint ventures	12,867	(101,090)
Changes in assets and liabilities:
Decrease (increase) in other assets	323	(2,444)
Decrease in accounts payable and accrued expenses	(3,931)	(6,648)
Decrease in due to affiliates	(1,059)	(494)
Net cash used in operating activities	(83,018)	(21,074)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	1,094,252
Investment in joint ventures	—	(73,467)
Net cash provided by investing activities	—	1,020,785

Net (Decrease) Increase in Cash and Cash Equivalents	(83,018)	999,711

Cash and Cash Equivalents, beginning of period	1,691,184	704,810
Cash and Cash Equivalents, end of period	$1,608,166	$1,704,521
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund IX-X-XI-REIT Associates	$—	$—	$—	$(4,042)	$—	$3,397	$—	$(645)
Fund X-XI Associates	—	—	—	12,761	—	—	—	12,761
Fund XI-XII-REIT Associates	332,388	344,908	(23,091)	(16,823)	—	—	(23,091)	(16,823)
	$332,388	$344,908	$(23,091)	$(8,104)	$—	$3,397	$(23,091)	$(4,707)

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund IX-X-XI-REIT Associates	$—	$—	$—	$(24,668)	$—	$1,354,512	$—	$1,329,844
Fund X-XI Associates	—	—	—	(17,044)	—	—	—	(17,044)
Fund XI-XII-REIT Associates	904,069	911,978	(49,210)	(32,996)	—	—	(49,210)	(32,996)
	$904,069	$911,978	$(49,210)	$(74,708)	$—	$1,354,512	$(49,210)	$1,279,804
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
Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the three months and nine months ended September 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund X-XI-REIT Associates – Fremont	$—	$—	$—	$(2,855)	$—	$59,582	$—	$56,727

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund X-XI-REIT Associates – Fremont	$—	$—	$—	$(14,269)	$—	$(61,494)	$—	$(75,763)
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$127,569	$1,226,943	$1,354,512
Fund X-XI-REIT Associates – Fremont	—	—	—	(152,699)	91,205	(61,494)
	$—	$—	$—	$(25,130)	$1,318,148	$1,293,018
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2012 represents operating cash flow generated by Fund XI-XII-REIT Associates for the three months ended September 30, 2012, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $569 and $568 for the three months ended September 30, 2012 and 2011, respectively, and $1,722 and $2,215 for the nine months ended September 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $16,311 and $16,711 payable to Wells Capital and Wells Management for the three months ended September 30, 2012 and 2011, respectively, and $49,824 and $47,744 for the nine months ended September 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.

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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of September 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due through the end of 2013. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold ten of the eleven properties in which we have held interests. Effective October 31, 2012, Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") and The Epoch Group, L.C. ("EPOCH"), the majority tenants of the 20/20 Building, vacated their space upon the expiration of their leases. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.

The third quarter 2012 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our general and administrative expenses and our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing the vacant space and space that may become vacant upon the expiration of the current leases at our remaining property. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating a suitable buyer, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of October 31, 2012, we owned an interest in one property.
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

•
The 20/20 Building, located in Leawood, Kansas, is approximately 11% leased following the expiration of the Blue Cross and Blue Shield and EPOCH leases for approximately 80% of the building in October 2012. We are actively marketing the space in this building for lease.

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
Short-Term Liquidity
For the nine months ended September 30, 2012, net cash outflows from operating activities were approximately $83,000 primarily due to (i) Fund XI-XII-REIT Associates retaining its operating cash flow to fund capital expenditures at the 20/20 Building and (ii) funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund XI-XII-REIT Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by Fund XI-XII-REIT Associates. We anticipate that distributions from Fund XI-XII-REIT Associates may decline due to (i) funding our pro rata share of anticipated re-leasing costs and capital improvements at our remaining property and (ii) the increased vacancy at our remaining property effective in October 2012.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of September 30, 2012.

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

As of September 30, 2012, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2012	Undistributed Net Sale Proceeds as of September 30, 2012
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	765,000	Re-leasing the 20/20 Building (2007-2008) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	28,161
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	—		—	448,892
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,225,000		$9,869,999	$1,571,305
Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from $902 for the three months ended September 30, 2011 to $(6,038) for the three months ended September 30, 2012, primarily due to the gain recognized on the sale of the 47300 Kato Road property in the third quarter of 2011, of which $9,000 was allocated to the Partnership.
Equity in income (loss) of Joint Ventures decreased from $101,090 for the nine months ended September 30, 2011 to $(12,867) for the nine months ended September 30, 2012, primarily due to recognizing a gain on the sale of the 360 Interlocken Building in June 2011, of which approximately $108,000 was allocated to the Partnership. We expect equity in income of Fund XI-XII-REIT Associates to decline in the fourth quarter of 2012 as a result of the increased vacancy at the 20/20 Building.

Interest and Other Income
Interest and other income remained relatively stable at $901 for the three months ended September 30, 2011 and $783 for the three months ended September 30, 2012.
Interest and other income increased from $1,823 for the nine months ended September 30, 2011 to $2,753 for the nine months ended September 30, 2012, primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the 360 Interlocken Building in June 2011 and the 47300 Kato Road property in August 2011. Future levels of interest income will be largely dependent on the timing of future disposition and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in Fund XI-XII-REIT Associates related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and Administrative Expenses
General and administrative expenses increased from $28,956 for the three months ended September 30, 2011 to $35,110 for the three months ended September 30, 2012, and from $109,899 for the nine months ended September 30, 2011 to $111,379 for the nine months ended September 30, 2012. The increases are primarily due to an increase in administrative costs related to reporting and regulatory requirements as well as other professional services incurred in the third quarter of 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.
ITEM 1A.RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act, during the quarter ended September 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 9, 2012		/s/ DOUGLAS P. WILLIAMS
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