Form 10-K
period 2012-12-31
WELLS REAL ESTATE FUND XI L P
filed 2013-03-15
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
Commission file number 000-25731
____________________________________________

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on December 31, 1997 and terminated on December 30, 1998. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Class A Units and Class B Units held by non-affiliates as of June 30, 2012 was approximately 1,425,593 and 222,556, respectively.

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
As of February 28, 2013, we owned a partial interest in one property encompassing 71,000 square feet located in Leawood, Kansas. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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

Employees

We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2012, 2011, and 2010.

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

Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and us, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
Economic Dependency
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

On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Vacancy at our remaining property could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) the previously vacant space at the 20/20 Building, which is currently 72% leased. If this property remains fully or partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.
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
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our property and the resulting value of our limited partnership units will naturally decline.
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
Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and our limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.
Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Brian M. Davis, and Robert F. Kennedy, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
We have entered into a joint venture with affiliates and Piedmont Operating Partnership, LP ("Piedmont OP"). In addition, Piedmont OP has a majority interest in Fund XI-Fund XII-REIT Associates (as defined below) and, as a result, holds the controlling vote on significant joint venture matters. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

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
Actions by such a co-venturer, co-tenant, or partner might limit our ability to execute certain exit strategies, delay the liquidation of our investment in Fund XI-Fund XII-REIT Associates and dissolution of the Partnership, and could result in subjecting the Partnership to liabilities or losses in excess of those contemplated and may have the effect of reducing your returns.
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
Overview
We own or owned indirect interests in all of our real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont OP. Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2012	2011	2010	2009	2008
The Fund IX, Fund X, Fund XI and REIT Joint Venture(1) ("Fund IX-X-XI-REIT Associates")	Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P. Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	1. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado	—	—	100%	28%	30%
			2. Avaya Building(3) A one-story office building located in Oklahoma City, Oklahoma	—	—	—	100%	100%
Fund X and Fund XI Associates(1) ("Fund X-XI Associates")	Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture owns interests only in other joint ventures and does not own any properties directly.
Wells Fremont Associates(1) ("Fund X-XI-REIT Associates - Fremont")	Fund X-XI Associates Piedmont Operating Partnership, LP	22.5% 77.5%	3. 47300 Kato Road(4) A two-story warehouse and office building located in Fremont, California	—	—	0%	100%	100%
The Wells Fund XI-Fund XII-REIT Joint Venture ("Fund XI-XII-REIT Associates")	Wells Real Estate Fund XI, L.P. Wells Real Estate Fund XII, L.P. Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	4. 20/20 Building A three-story office building located in Leawood, Kansas	60%(5)	91%	91%	91%	91%

(1)	These joint ventures wound up their affairs in 2011 and were terminated in the first quarter of 2012.

(2)	This property was sold in June 2011.

(3)	This property was sold in October 2010.

(4)	This property was sold in August 2011.

(5)	In January 2013, a lease was executed with Meara Welch Browne, P.C., which commences in March 2013 and extends through June 2020 for approximately 11% of the 20/20 Building.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XII, L.P. are affiliated with us through common general partners. Wells Real Estate Fund X, L.P., was affiliated with us through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2012, the lease expirations scheduled during the following 10 years for the remaining property in which we held an interest through the Fund XI-XII-REIT Associates, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Base Rent in Year of Expiration
2014(2)	1	7,647	$145,293	$37,994	18.2%	17.3%
2018(3)	1	34,385	692,858	181,182	81.8%	82.7%
	2	42,032	$838,151	$219,176	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Nolan Real Estate Services, Inc. lease at the 20/20 Building (approximately 7,600 square feet).

(3)	Expiration of SelectQuote Insurance Services lease at the 20/20 Building (approximately 34,400 square feet).
In January 2013, a lease was executed with Meara Welch Browne, P.C., which commences in March 2013 and extends through June 2020 for approximately 11% of the 20/20 Building.

Property Descriptions
The properties in which we own or owned an interest through the Joint Ventures during the periods presented are further described below:
Remaining Property We Currently Own
20/20 Building
The 20/20 Building is a three-story office building containing approximately 70,000 rentable square feet on a 7.12-acre tract of land located in Leawood, Kansas. The 20/20 Building is currently 72% leased. In December 2006, Fund XI-XII-REIT Associates entered into lease agreements with Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") and The EPOCH Group, L.C. ("EPOCH") for approximately 22% and 58% of the 20/20 Building that commenced in February 2007 and June 2007, respectively, and extended through October 31, 2012. Blue Cross and Blue Shield and Epoch vacated their spaces at their scheduled lease expiration.
In October 2008, Fund XI-XII-REIT Associates and Nolan Real Estate Services, Inc. ("Nolan") entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in December 2008 and will expire in February 2014. Nolan has the right to extend the lease for up to one additional five-year period at a rate equal to the then-current fair market rental rate. As of December 31, 2012, annualized base rent payable was approximately $143,000 and is scheduled to increase by $0.25 per square foot annually each March. The annualized base rent in 2014 will be approximately $145,000.
In December 2012, Fund XI-XII-REIT Associates and SelectQuote Insurance Services ("SelectQuote") entered into a lease agreement for approximately 49% of the 20/20 Building that commenced in February 2013 and extends through October 2018. The lease with SelectQuote (i) requires SelectQuote to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses, (ii) provides a landlord-funded tenant allowance of approximately $919,000, (iii) allows SelectQuote to expand its square footage leased, subject to availability of space in the building, within first 45 months of the lease term, (iv) allows SelectQuote the right of first refusal to lease additional space on the third floor of the building which is currently unoccupied, and (v) allows SelectQuote the right to extend the lease term for an additional five-year period at the then fair market rental rate. Following a three-month base rental abatement, annual base rent will be approximately $628,000 and is scheduled to increase by approximately 2% annually beginning in February 2014. The annualized base rent in 2018 will be approximately $693,000.
In January 2013, Fund XI-XII-REIT Associates and Meara Welch Browne, P.C. ("Meara Welch Browne") entered into a lease agreement for approximately 11% of the 20/20 Building that commenced in March 2013 and extends through June 2020. The lease with Meara Welch Browne (i) requires Meara Welch Browne to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses, (ii) provides a landlord-funded tenant allowance of approximately $193,000, and (iii) allows Meara Welch Browne the right to extend the lease term for an additional five-year period at the then fair market rental rate. Following a four-month base rental abatement, annual base rent will be approximately $135,000 and is scheduled to increase by approximately 2% annually beginning in March 2014. The annualized base rent in 2020 will be approximately $155,000.
Properties Sold During the Periods Presented

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

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF UNITS.
Summary
As of February 28, 2013, 1,430,724 Class A Units and 222,556 Class B Units held by a total of 1,251 and 77 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2013, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $5.14 per Class A Unit and $9.82 per Class B Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2012. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2012, to be approximately $1.54 per Class A Unit and $1.18 per Class B Unit, based upon market conditions existing in early December 2012. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property was sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining an appraisal for our property.
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
No operating cash distributions were paid to the limited partners holding Class A Units or Class B Units, or to the General Partners during the years ended December 31, 2012 or 2011.
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
No net sale proceeds cash distributions were paid to the limited partners holding Class A Units or Class B Units, or to the General Partners during the years ended December 31, 2012 or 2011.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2012	2011	2010	2009	2008
Total assets	$2,752,631	$2,926,309	$2,971,386	$3,219,104	$3,665,811
Equity in income (loss) of Joint Ventures	$(33,083)	$95,124	$(93,414)	$(301,829)	$(953,562)
Net loss	$(171,897)	$(42,686)	$(248,591)	$(436,239)	$(1,093,609)
Net income (loss) allocated to:
Class A Limited Partners	$(136,800)	$(74,156)	$(251,274)	$(436,239)	$(1,092,949)
Class B Limited Partners	$(35,097)	$31,470	$2,683	$—	$—
General Partners	$—	$—	$—	$—	$(660)
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$(0.10)	$(0.05)	$(0.18)	$(0.30)	$(0.76)
Class B	$(0.16)	$0.14	$0.01	$—	$—
Operating cash distribution to investors per weighted-average Class A Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Operating cash distribution to investors per weighted-average Class B Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$—	$—	$—	$—	$—
Class B	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold ten of the eleven properties in which we have held interests. Effective October 31, 2012, Blue Cross and Blue Shield of Kansas City ("Blue Cross and Blue Shield") and The Epoch Group, L.C. ("EPOCH"), the majority tenants of the 20/20 Building, vacated their space upon the expiration of their leases. In December 2012, Fund XI-XII-REIT Associates executed a lease with SelectQuote for approximately 49% of the 20/20 Building that extends through October 2018. In addition, in January 2013, Fund XI-XII-REIT Associates executed a lease with Meara Welch Browne for approximately 11% of the 20/20 Building that extends through June 2020. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The fourth quarter 2012 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our general and administrative expenses and our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing the vacant space and space that may become vacant upon the expiration of the current leases at our remaining property. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining property is positioned for sale, our attention will shift to locating a suitable buyer, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of February 28, 2013, we owned an interest in one property.
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

•
The 20/20 Building, located in Leawood, Kansas, is approximately 72% leased to three tenants following the execution of the lease in January 2013 with Meara Welch Browne for approximately 11% of the building. The major lease to SelectQuote extends through October 2018. We are marketing the vacant space in this building for lease.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.
Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.
Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the remaining property we own. The recent turbulence in the credit markets may adversely affect the ability of potential purchasers of our remaining property to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, we will evaluate offers to sell our remaining property on an as-is basis.
Liquidity and Capital Resources
Overview
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
Short-Term Liquidity
During the year ended December 31, 2012, net cash outflows from operating activities were approximately $80,000 primarily due to (i) Fund XI-XII-REIT Associates retaining its operating cash flow to fund capital expenditures at the 20/20 Building and (ii) funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund XI-XII-REIT Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by Fund XI-XII-REIT Associates. We anticipate that distributions from Fund XI-XII-REIT Associates may decline in the near term due to funding our pro rata share of anticipated re-leasing costs and capital improvements associated with the recent leasing activity at our remaining property.

We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $11,000, as of December 31, 2012.
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

As of December 31, 2012, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2012	Undistributed Net Sale Proceeds as of December 31, 2012
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	793,161	Re-leasing the 20/20 Building (2007-2008, 2012) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	—
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	21,838	Re-leasing the 20/20 Building 2012)	—	427,054
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,274,999		$9,869,999	$1,521,306
Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Comparison of the year ended December 31, 2011 vs. the year ended December 31, 2012
Equity in income (loss) of Joint Ventures decreased from $95,124 for the year ended December 31, 2011 to $(33,083) for the year ended December 31, 2012, primarily due to recognizing a gain on the sale of the 360 Interlocken Building in June 2011, of which approximately $108,000 was allocated to the Partnership, and an increase in vacancy at 20/20 Building due to the lease expirations effective October 31, 2012. Absent additional leasing activity, we expect equity in income of Fund XI-XII-REIT Associates to decline as a result of the increased vacancy at the 20/20 Building.

Interest and other income increased from $2,674 for the year ended December 31, 2011 to $3,558 for the year ended December 31, 2012, primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the 360 Interlocken Building in June 2011 and the 47300 Kato Road property in August 2011. Future levels of interest income will be largely dependent on the timing of future disposition and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in Fund XI-XII-REIT Associates related to funding our pro rata share of re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses remained relatively stable at $140,484 for the year ended December 31, 2011 and $142,372 for the year ended December 31, 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through our investment in Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.

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
Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 10 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.

Subsequent Event

Leasing Activity at the 20/20 Building

On January 14, 2013, Fund XI-XII-REIT Associates entered into an 88-month lease agreement with Meara Welch Browne to lease approximately 11% of the 20/20 Building. The commencement date of the aforementioned agreement is the earlier of the date on which (i) the tenant improvements are substantially complete or would have been complete without tenant delay days, (ii) the Tenant accepts possession and occupies the space, or (iii) March 1, 2013. Based on an estimated commencement date of March 1, 2013, following a four-month base rental abatement period, annual base rent of $18.25 per square foot shall be payable through February 28, 2014. Meara Welch Browne's annual base rent will increase by 2% annually beginning on March 1, 2014. In addition to monthly base rent, Meara Welch Browne is also required to reimburse Fund XI-XII-REIT Associates for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses. In addition, Meara Welch Browne is entitled to a landlord-funded tenant allowance of approximately $193,000. We own 26.1% of Fund XI-XII-REIT Associates, which owns 100% of the 20/20 Building.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent public accountants during the years ended December 31, 2012, 2011, and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2012. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Partners
The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates currently serve as the advisor to Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.) and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 69, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, one of our General Partners. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the general partner of our Wells Partners, our general partner; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Core Office Income REIT, Inc. and a director of Columbia, which are a public real estate programs not listed on a securities exchange. He is also the president and a director of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.
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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). No such reports were required to be filed during the year ended December 31, 2012.
Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Brian M. Davis as the Senior Vice President of Wells Capital; and Glen F. Smith as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to Wells Capital's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830, option 2.

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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2013.

(b)	Set forth below is the security ownership of management as of February 28, 2013.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	5,131.319 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 5,109.22 Class A Units through an individual retirement account and 22.099 Class A Units through Wells Capital.

(c)	No arrangements exist which would, upon execution, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions, plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2012.

Management and Leasing Fees

We entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $1,964, $2,813, and $4,512 for the years ended December 31, 2012, 2011, and 2010, respectively.
Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $64,479, $65,724, and $79,971 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2012, 2011, and 2010.
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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit Fees	$18,723	$23,313
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$18,723	$23,313

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
During the fiscal years ended December 31, 2012 and 2011, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 15, 2013		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO 2012 FORM 10-K
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

*10.9
Purchase and Sale Agreement for the sale of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2011, Commission File No. 000-22039)

*10.10	Purchase and Sale Agreement for the sale of 47300 Kato Road (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.11	First Amendment to Purchase and Sale Agreement (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.12	Second Amendment to Purchase and Sale Agreement (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.13	Third Amendment to Purchase and Sale Agreement (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.14	Fourth Amendment to Purchase and Sale Agreement (Exhibit 10.5 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.15	Fifth Amendment to Purchase and Sale Agreement (Exhibit 10.6 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
*10.16	Sixth Amendment to Purchase and Sale Agreement (Exhibit 10.7 to Form 10-Q of Wells Real Estate Fund X, L.P. for the quarter ended September 30, 2011, Commission File No. 000-23719)
10.17	Office Lease with SelectQuote Insurance Services for a portion of the 20/20 Building

10.18	Office Lease with Meara Welch Browne, P.C. Insurance Services for a portion of the 20/20 Building
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase.
**101.LAB	XBRL Taxonomy Extension Label Linkbase.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-K, but not filed under the Securities Exchange Act of 1934.

WELLS REAL ESTATE FUND XI, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XI, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XI, L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XI, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$1,197,485	$1,230,659
Cash and cash equivalents	1,548,502	1,691,184
Other assets	6,644	4,466
Total assets	$2,752,631	$2,926,309

Liabilities:
Accounts payable and accrued expenses	$6,447	$7,068
Due to affiliates	4,924	6,084
Total liabilities	11,371	13,152

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,741,260	2,878,060
Class B – 222,556 units issued and outstanding	—	35,097
General Partners	—	—
Total partners' capital	2,741,260	2,913,157
Total liabilities and partners' capital	$2,752,631	$2,926,309
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Equity in Income (Loss) of Joint Ventures	$(33,083)	$95,124	$(93,414)

Interest and Other Income	3,558	2,674	1,206

General and Administrative Expenses	142,372	140,484	156,383
Net Loss	$(171,897)	$(42,686)	$(248,591)

Net Income (Loss) Allocated to:
Class A Limited Partners	$(136,800)	$(74,156)	$(251,274)
Class B Limited Partners	$(35,097)	$31,470	$2,683
General Partners	$—	$—	$—

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Class A	$(0.10)	$(0.05)	$(0.18)
Class B	$(0.16)	$0.14	$0.01

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724	1,430,949
Class B	222,556	222,556	222,331
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	1,431,174	$3,204,434	222,106	$—	$—	$3,204,434
Class A conversion elections	(450)	(944)	450	944	—	—
Net loss	—	(251,274)	—	2,683	—	(248,591)
BALANCE, December 31, 2010	1,430,724	2,952,216	222,556	3,627	—	2,955,843

Net income (loss)	—	(74,156)	—	31,470	—	(42,686)
BALANCE, December 31, 2011	1,430,724	2,878,060	222,556	35,097	—	2,913,157

Net loss	—	(136,800)	—	(35,097)	—	(171,897)
BALANCE, December 31, 2012	1,430,724	$2,741,260	222,556	$—	$—	$2,741,260
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(171,897)	$(42,686)	$(248,591)
Operating distributions received from joint ventures	62,885	110,256	143,022
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of joint ventures	33,083	(95,124)	93,414
Changes in assets and liabilities:
Increase in other assets	(2,178)	(4,466)	—
(Decrease) increase in accounts payable and accrued expenses	(621)	(2,057)	2,514
Decrease in due to affiliates	(1,160)	(334)	(1,641)
Net cash used in operating activities	(79,888)	(34,411)	(11,282)

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	1,094,252	448,892
Investment in joint ventures	(62,794)	(73,467)	(181,994)
Net cash (used in) provided by investing activities	(62,794)	1,020,785	266,898

Net (Decrease) Increase in Cash and Cash Equivalents	(142,682)	986,374	255,616

Cash and Cash Equivalents, beginning of year	1,691,184	704,810	449,194
Cash and Cash Equivalents, end of year	$1,548,502	$1,691,184	$704,810
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund XI-XII-REIT Associates and net income (loss) of the Partnership.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2012 and 2011 are summarized below:

	2012		2011
	Amount	Percentage	Amount	Percentage
Fund XI-XII-REIT Associates	1,197,485	26.1%	1,230,659	26.1%

Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2012 and 2011 are presented below:

	2012	2011
Investment in Joint Ventures, beginning of year	$1,230,659	$2,239,616
Equity in income (loss) of Joint Ventures	(33,083)	95,124
Contributions to Joint Ventures	62,794	73,467
Distributions from Joint Ventures	(62,885)	(1,177,548)
Investment in Joint Ventures, end of year	$1,197,485	$1,230,659
Summary of Financial Information
Condensed financial information for the Joint Ventures as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Fund XI-XII-REIT Associates	5,214,846	5,006,337	634,990	299,609	4,579,856	4,706,728

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Fund IX-X-XI-REIT Associates	$—	$—	$—	$—	$(24,668)	$(38,736)	$—	$1,335,377	$(850,397)	$—	$1,310,709	$(889,133)
Fund X-XI Associates	—	—	—	—	(22,621)	4,741	—	—	—	—	(22,621)	4,741
Fund XI-XII-REIT Associates	1,038,535	1,208,553	1,181,317	(126,523)	(40,421)	(66,017)	—	—	—	(126,523)	(40,421)	(66,017)
	$1,038,535	$1,208,553	$1,181,317	$(126,523)	$(87,710)	$(100,012)	$—	$1,335,377	$(850,397)	$(126,523)	$1,247,667	$(950,409)
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
Condensed financial information for the joint venture in which the Partnership held an interest through its equity interest in Fund X-XI Associates for the years ended December 31, 2012, 2011, and 2010 respectively, is presented below:

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Fund X-XI-REIT Associates – Fremont	$—	$—	$—	$—	$(14,269)	$(20,674)	$—	$(86,305)	$41,749	$—	$(100,574)	$21,075

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Year Ended			Year Ended			Year Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$108,434	$1,226,943	$1,335,377	$(86,656)	$(1,448,217)	$684,476	$(850,397)
Fund X-XI-REIT Associates – Fremont	—	—	—	(177,510)	91,205	(86,305)	41,749	—	—	41,749
	$—	$—	$—	$(69,076)	$1,318,148	$1,249,072	$(44,907)	$(1,448,217)	$684,476	$(808,648)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $1,964, $2,813, and $4,512 for the years ended December 31, 2012, 2011, and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $64,479, $65,724, and $79,971 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Conflicts of Interest

Wells Partners is also a general partner of other public real estate investment programs sponsored by WREF. In addition, Wells Capital, the general partner of Wells Partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Partners and Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to operations and disposition-related activities.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of December 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
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
A reconciliation of the Partnership's financial statement net loss to net loss presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement net loss	$(171,897)	$(42,686)	$(248,591)
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	21,894	17,490	13,625
Amortization expense for financial reporting purposes less than amounts for income tax purposes	—	(44,350)	—
Rental income accrued for financial reporting purposes less than amounts for income tax purposes	46,310	5,491	27,630
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	—	(475,871)	(16,368)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	—	—	127,278
Other	(15,247)	(36,562)	23,975
Income tax basis net loss	$(118,940)	$(576,488)	$(72,451)
A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement partners' capital	$2,741,260	$2,913,157	$2,955,843
Increase (decrease) in partners' capital resulting from:
Accumulated meals and entertainment	556	556	556
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	86	86	86
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	1,069,453	1,047,559	1,030,069
Amortization expense for financial reporting purposes less than amounts for income tax purposes	(44,350)	(44,350)	—
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	2,035,389	2,035,389	2,035,389
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(210,217)	(256,527)	(262,018)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	1,981	1,981	1,981
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(984,190)	(984,190)	(508,319)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	1,433,135	1,433,135	1,433,135
Equity adjustment for South Carolina nonresident withholding tax treated as a distribution for income tax purposes	(38,021)	(38,021)	(38,021)
Other	(79,939)	(64,692)	(28,130)
Income tax basis partners' capital	$5,925,143	$6,044,083	$6,620,571

8.	QUARTERLY RESULTS (UNAUDITED)
A summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 is presented below:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint venture	$(10,062)	$3,233	$(6,038)	$(20,216)
Interest and other income	$1,174	$796	$783	$805
Net income (loss)	$(49,764)	$(31,364)	$(40,365)	$(50,404)
Net income (loss) allocated to:
Class A limited partners	$(14,667)	$(31,364)	$(40,365)	$(50,404)
Class B limited partners	$(35,097)	$—	$—	$—
General partners	$—	$—	$—	$—
Net income (loss) per weighted-average limited partner unit outstanding:
Class A	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Class B	$(0.16)	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint venture	$(5,977)	$106,165	$902	$(5,966)
Interest and other income	$419	$503	$901	$851
Net income (loss)	$(56,316)	$76,483	$(27,153)	$(35,700)
Net income (loss) allocated to:
Class A limited partners	$(52,689)	$(21,467)	$—	$—
Class B limited partners	$(3,627)	$97,950	$(27,153)	$(35,700)
General partners	$—	$—	$—	$—
Net income (loss) per weighted-average limited partner unit outstanding:
Class A(a)	$(0.04)	$(0.02)	$—	$—
Class B	$(0.02)	$0.44	$(0.12)	$(0.16)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2012, 2011, and 2010, are composed of the following items:

	2012	2011	2010
Salary reimbursements	$64,479	$65,724	$79,971
Independent accounting fees	26,782	28,567	28,428
Printing expenses	18,749	23,004	25,504
Other professional fees	13,769	868	1,377
Postage and delivery expenses	6,089	5,314	6,157
Legal fees	5,945	11,014	10,742
Transfer agent fees	1,750	—	—
Computer costs	1,712	1,595	1,678
Bank service charges	1,539	1,880	812
Taxes and licensing fees	800	1,297	800
Registration and filing fees	758	908	914
Other general and administrative expenses	—	313	—
Total general and administrative costs	$142,372	$140,484	$156,383

10.	COMMITMENTS AND CONTINGENCIES
Litigation
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
Commitments under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in December 2012, the majority tenant at the 20/20 Building, SelectQuote Insurance Services ("SelectQuote"), has the right to request the reimbursement of tenant improvements of up to approximately $919,000, which would be required to be funded by Fund XI-XII-REIT Associates. As of December 31, 2012, Fund XI-XII-REIT Associates has incurred approximately $438,000 of the aforementioned allowance.

11.	SUBSEQUENT EVENT

Leasing Activity at the 20/20 Building

On January 14, 2013, Fund XI-XII-REIT Associates entered into an 88-month lease agreement with Meara Welch Browne, P.C. to lease approximately 11% of the 20/20 Building. The commencement date of the aforementioned agreement is the earlier of the date on which (i) the tenant improvements are substantially complete or would have been complete without tenant delay days, (ii) the Tenant accepts possession and occupies the space, or (iii) March 1, 2013. Based on an estimated commencement date of March 1, 2013, following a four-month base rental abatement period, annual base rent of $18.25 per square foot shall be payable through February 28, 2014. Meara Welch Browne's annual base rent will increase by 2% annually beginning on March 1, 2014. In addition to monthly base rent, Meara Welch Browne is also required to reimburse Fund XI-XII-REIT Associates for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses. In addition, Meara Welch Browne is entitled to a landlord-funded tenant allowance of approximately $193,000. The Partnership owns 26.1% of Fund XI-XII-REIT Associates, which owns 100% of the 20/20 Building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheet of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "Joint Venture") as of December 31, 2010, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2010. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF JULY 1, 2011 TO
DECEMBER 31, 2011 (UNAUDITED)

2011 (unaudited)
Balance, July 1, 2011	$30,250
Changes in net assets in liquidation attributable to:
Net loss	(19,780)
Distributions to joint venture partners	(10,470)
Balance, December 31, 2011	$—
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(unaudited)
Expenses:
General and administrative	$20,626	$38,736
Total expenses	20,626	38,736
Net Loss From Continuing Operations	(20,626)	(38,736)

Discontinued Operations:
Operating income (loss)	122,363	(86,656)
Impairment loss	—	(1,448,217)
Gain on disposition	1,228,752	684,476
Income (loss) from discontinued operations	1,351,115	(850,397)
Net Income (Loss)	$1,330,489	$(889,133)
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2009	$4,216,675	$5,238,761	$949,430	$398,665	$10,803,531

Net loss	(347,034)	(431,152)	(78,143)	(32,804)	(889,133)
Partnership contributions	753,291	935,882	169,620	71,207	1,930,000
Partnership distributions	(1,993,551)	(2,476,772)	(448,892)	(188,447)	(5,107,662)
Balance, December 31, 2010	2,629,381	3,266,719	592,015	248,621	6,736,736

Net income	519,298	645,172	116,931	49,088	1,330,489
Partnership contributions	253,699	315,193	57,126	23,982	650,000
Partnership distributions	(3,390,578)	(4,212,427)	(763,464)	(320,506)	(8,686,975)
Balance, June 30, 2011 (unaudited)	$11,800	$14,657	$2,608	$1,185	$30,250
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011 (unaudited)	Year Ended December 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$1,330,489	$(889,133)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(1,228,752)	(684,476)
Depreciation	122,418	342,883
Amortization	25,516	101,166
Impairment loss	—	1,448,217
Changes in assets and liabilities:
Increase in tenant receivables	(263,948)	(60,156)
Decrease (increase) in other assets	52,504	(44,277)
(Decrease) increase in accounts payable and accrued expenses	(218,737)	6,845
Increase (decrease) in due to affiliates	6,156	(6,002)
(Decrease) increase in deferred income	(46,986)	29,579
Net cash (used in) provided by operating activities	(221,340)	244,646

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	8,686,975	5,107,662
Investment in real estate assets	(491,622)	(1,426,239)
Payment of deferred leasing costs	(1,978)	(822,442)
Net cash provided by investing activities	8,193,375	2,858,981

Cash Flows From Financing Activities:
Contribution from joint venture partners	650,000	1,930,000
Net sale proceeds distributions to joint venture partners	(8,686,975)	(5,107,662)
Net cash used in financing activities	(8,036,975)	(3,177,662)
Net Decrease In Cash And Cash Equivalents	(64,940)	(74,035)

Cash And Cash Equivalents, beginning of period	89,265	163,300
Cash And Cash Equivalents, end of period	$24,325	$89,265

Supplemental Disclosure Of Noncash Investing Activities:
Accrued capital expenditures and deferred leasing costs	$—	$205,844
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED) AND 2010

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
Basis of Presentation
The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture was terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

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
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the year ended December 31, 2011. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.
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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the six months ended June 30, 2011 and the years ended December 31, 2010 , the Joint Venture incurred management and leasing fees payable to Wells Management, of $6,031 and $25,092, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
In addition, the Joint Venture incurred fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Joint Venture incurred management and leasing fees payable to Piedmont Management, or its affiliates, of $231 and $961, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Joint Venture incurred administrative expenses of $25 and $20,098, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

4. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Avaya Building, which was sold on October 15, 2010 and the 360 Interlocken Building, which was sold on June 2, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Six Months Ended June 30, 2011 (unaudited)	Year Ended December 31, 2010

Revenues:
Rental income	$308,677	$848,428
Tenant reimbursements	226,001	60,684
Total revenues	534,678	909,112

Expenses:
Property operating costs	237,946	451,683
Management and leasing fees:
Related-party	6,262	26,053
Other	10,322	21,600
Depreciation	122,418	342,883
Amortization	25,516	74,483
General and administrative	9,851	79,066
Total expenses	412,315	995,768

Operating income (loss)	122,363	(86,656)
Impairment loss	—	(1,448,217)
Gain on disposition	1,228,752	684,476
Income (loss) from discontinued operations	$1,351,115	$(850,397)

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2009	$15,442,634	$4,785,268

Additions	1,631,776	342,883
Impairment(1)	(1,448,217)	—
Dispositions	(5,837,877)	(1,771,153)
BALANCE AT DECEMBER 31, 2010	9,788,316	3,356,998

Additions	285,778	122,418
Dispositions	(10,074,094)	(3,479,416)
BALANCE AT DECEMBER 31, 2011 (UNAUDITED)	$—	$—

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
March 15, 2013

FUND X AND FUND XI ASSOCIATES

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF OCTOBER 1, 2011 TO
DECEMBER 31, 2011

2011
Balance, October 1, 2011	$5,577
Changes in net assets in liquidation attributable to:
Net loss	(5,577)
Balance, December 31, 2011	$—

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF OPERATIONS

	For the Nine	Year Ended
	Months Ended September 30, 2011	December 31, 2011 (unaudited)
Equity In Income (Loss) Of Wells/Fremont Associates	$(17,044)	$4,741
Net Income (Loss)	$(17,044)	$4,741

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
AND FOR THE YEAR ENDED DECEMBER 31, 2010 (UNAUDITED)

	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Total Partners' Capital
Balance, December 31, 2009	$455,233	$329,648	$784,881

Net income	2,750	1,991	4,741
Partnership contributions	17,097	12,373	29,470
Partnership distributions	(26,191)	(18,956)	(45,147)
Balance, December 31, 2010 (unaudited)	448,889	325,056	773,945

Net loss	(9,888)	(7,156)	(17,044)
Partnership contributions	22,577	16,341	38,918
Partnership distributions	(458,437)	(331,805)	(790,242)
Balance, September 30, 2011	$3,141	$2,436	$5,577

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

STATEMENTS OF CASH FLOWS

	Nine Months	Year Ended
	Ended September 30, 2011	December 31, 2010 (unaudited)
Cash Flows From Continuing Operating Activities:
Net income (loss)	$(17,044)	$4,741
Operating distributions received from Wells/Fremont Associates	2,041	69,194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of Wells/Fremont Associates	17,044	(4,741)
Net cash provided by operating activities	2,041	69,194

Cash Flows From Investing Activities:
Net sale proceeds received from Wells/Fremont Associates	788,201	—
Investment in Wells/Fremont Associates	(38,918)	(29,470)
Net cash provided by (used in) investing activities	749,283	(29,470)

Cash Flows From Financing Activities:
Contribution from joint venture partners	38,918	29,470
Net sale proceeds distributions to joint venture partners	(788,201)	—
Operating distributions to joint venture partners in excess of accumulated earnings	(2,041)	(69,194)
Net cash used in financing activities	(751,324)	(39,724)
Net Change In Cash And Cash Equivalents	—	—

Cash And Cash Equivalents, beginning of period	—	—
Cash And Cash Equivalents, end of period	$—	$—

See accompanying notes.

FUND X AND FUND XI ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, AND 2010 (UNAUDITED)

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
On August 25, 2011, the Wells/Fremont Associates sold the 47300 Kato Road property to an unrelated third party for a gross sale price of $3,824,553. As a result of the sale, the Joint Venture received net sale proceeds of approximately $3,504,000 and was allocated a gain of approximately $91,000. Wells/Fremont Associates wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Wells/Fremont Associates was terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture was terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
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

Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund X and Fund XI held ownership interests in the Joint Venture of approximately 58% and 42% respectively, for the year ended December 31, 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. Through its interests in Wells/Fremont Associates, the Joint Venture incurred management and leasing fees through its equity in income (loss) of Wells/Fremont Associates that are payable to Wells Management of $0 and $507 during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture's property owned through Wells/Fremont Associates related to accounting, property management, and other administrative activities, and incurred the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Through its interest in Wells/Fremont Associates, the Joint Venture incurred administrative expenses through its equity in income (loss) of Wells/Fremont Associates of $3,074 and $4,636 payable to Wells Management for these services during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.
4.     INVESTMENT IN WELLS/FREMONT ASSOCIATES
Summary of Investments
The Joint Venture's investments and approximate ownership percentages in Wells/Fremont Associates as of December 31, 2011 is presented below:

	December 31, 2011
	Amount	Percent
Wells/Fremont Associates	$—	22%

Summary of Activity
Rollforwards of the Joint Venture's investment in Wells/Fremont Associates for the year ended December 31, 2011 is presented below:

2011
Investment in Wells/Fremont Associates, beginning of year	$773,945
Equity in loss of Wells/Fremont Associates	(22,621)
Contributions to Wells/Fremont Associates	38,918
Distributions from Wells/Fremont Associates	(790,242)
Investment in Wells/Fremont Associates, end of year	$—

Summary of Financial Information
Wells/Fremont Associates wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Wells/Fremont Associates was terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.
Condensed financial information for the Wells/Fremont Associates in which the Joint Venture held an interest for the years ended December 31, 2011 and 2010 are presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	For The Years Ended December 31,		For The Years Ended December 31,		For The Years Ended December 31,		For The Years Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Wells/Fremont Associates	$—	$—	$(14,269)	$(20,674)	$(86,305)	$41,749	$(100,574)	$21,075

The components of income (loss) from discontinued operations recognized by Wells/Fremont Associates are provided below:

	For the year ended			For the year ended
	December 31, 2011			December 31, 2010
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Wells/Fremont Associates	$(177,510)	$91,205	$(86,305)	$41,749	$—	$41,749

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Wells Fund XI-Fund XII-REIT Joint Venture:

We have audited the accompanying balance sheets of The Wells Fund XI-Fund XII-REIT Joint Venture (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Wells Fund XI-Fund XII-REIT Joint Venture as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$1,766,667	$1,766,667
Building and improvements, less accumulated depreciation of $3,905,553 and $3,598,807 at December 31, 2012 and 2011, respectively	2,550,505	2,797,757
Construction in progress	456,643	19,000
Total real estate assets	4,773,815	4,583,424

Cash and cash equivalents	125,605	169,102
Tenant receivables	9,387	159,619
Deferred leasing costs, less accumulated amortization of $54,479 and $349,814 at December 31, 2012 and 2011, respectively	304,725	89,434
Other assets	1,314	4,758
Total assets	$5,214,846	$5,006,337

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$139,618	$146,443
Accrued capital expenditures and deferred leasing costs	435,212	151,480
Due to affiliates	184	1,686
Deferred income	59,976	—
Total liabilities	634,990	299,609

Partners' Capital:
Wells Real Estate Fund XI, L.P.	1,197,487	1,230,661
Wells Real Estate Fund XII, L.P.	782,748	804,429
Piedmont Operating Partnership, LP	2,599,621	2,671,638
Total partners' capital	4,579,856	4,706,728
Total liabilities and partners' capital	$5,214,846	$5,006,337

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$864,759	$1,011,600	$1,009,701
Reimbursement income	136,771	196,953	171,616
Interest and other income	37,005	—	—
Total revenues	1,038,535	1,208,553	1,181,317

Expenses:
Property operating costs	690,294	765,198	769,910
Management and leasing fees:
Related-party	17,362	20,158	18,510
Other	37,408	40,330	39,846
Depreciation	306,746	318,248	314,883
Amortization	50,251	63,267	62,979
General and administrative	62,997	41,773	41,206
Total expenses	1,165,058	1,248,974	1,247,334
Net Loss	$(126,523)	$(40,421)	$(66,017)

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund XI, L.P.	Wells Real Estate Fund XII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2009	$1,452,610	$949,483	$3,153,453	$5,555,546

Net loss	(17,262)	(11,281)	(37,474)	(66,017)
Partnership distributions	(112,804)	(73,723)	(244,879)	(431,406)
Balance, December 31, 2010	1,322,544	864,479	2,871,100	5,058,123

Net loss	(10,569)	(6,908)	(22,944)	(40,421)
Partnership distributions	(81,314)	(53,142)	(176,518)	(310,974)
Balance, December 31, 2011	1,230,661	804,429	2,671,638	4,706,728

Net loss	(33,083)	(21,622)	(71,818)	(126,523)
Partnership contributions	62,794	41,039	136,315	240,148
Partnership distributions	(62,885)	(41,098)	(136,514)	(240,497)
Balance, December 31, 2012	$1,197,487	$782,748	$2,599,621	$4,579,856

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(126,523)	$(40,421)	$(66,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	306,746	318,248	314,883
Amortization	70,984	85,382	82,665
Changes in assets and liabilities:
Decrease in tenant receivables	150,232	148,607	139,975
Decrease (increase) in other assets	3,444	(1,170)	(1,857)
(Decrease) increase in accounts payable and accrued expenses	(6,825)	(4,007)	5,423
Decrease in due to affiliates	(1,502)	(447)	(1,326)
Increase (decrease) in deferred income	59,976	(8,548)	(85,391)
Net cash provided by operating activities	456,532	497,644	388,355

Cash Flows From Investing Activities:
Investment in real estate assets	(248,405)	(164,054)	(25,722)
Payment of deferred leasing costs	(251,275)	(5,335)	(12,272)
Net cash used in investing activities	(499,680)	(169,389)	(37,994)

Cash Flows From Financing Activities:
Contribution from joint venture partners	240,148	—	—
Operating distributions to joint venture partners in excess of accumulated earnings	(240,497)	(414,082)	(435,861)
Net cash used in financing activities	(349)	(414,082)	(435,861)
Net Decrease In Cash And Cash Equivalents	(43,497)	(85,827)	(85,500)

Cash And Cash Equivalents, beginning of year	169,102	254,929	340,429
Cash And Cash Equivalents, end of year	$125,605	$169,102	$254,929

Supplemental Disclosure Of Noncash Investing And Financing Activities:
Partnership distributions payable	$—	$—	$103,108
Accrued capital expenditures	$400,212	$151,480	$—
Accrued deferred leasing costs	$35,000	$—	$—

See accompanying notes.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.

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
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XI, Fund XII, and Piedmont OP held ownership interests in the Joint Venture of approximately 26%, 17%, and 57%, respectively, for the years ended December 31, 2012 and 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $7,509, $8,719, and $8,006, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $9,853, $11,439, and $10,504, respectively.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates of $184 and $1,686, as of December 31, 2012 and 2011, respectively, represent property management fees due to Piedmont Management and/or Wells Management.
4.    RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012 follows:

Year ended December 31:
2013	$563,325
2014	663,404
2015	651,911
2016	664,949
2017	678,015
Thereafter	576,235
$3,797,839

Three tenants generated approximately 62%, 24% and 14% of contractual rental income for the year ended December 31, 2012, and two tenants will generate approximately 96% and 4% of future contractual rental income.

5.    COMMITMENTS AND CONTINGENCIES
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Joint Venture to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in December 2012, the majority tenant at the 20/20 Building, SelectQuote, has the right to request the reimbursement of tenant improvements of up to approximately $919,000, which would be required to be funded by the Joint Venture. As of December 31, 2012, the Joint Venture has incurred approximately $438,000 of the aforementioned allowance.
6.    SUBSEQUENT EVENT
Leasing Activity at the 20/20 Building

On January 14, 2013, the Joint Venture entered into an 88-month lease agreement with Meara Welch Browne, P.C. (the “Tenant”) to lease approximately 11% of the 20/20 Building. The commencement date of the aforementioned agreement is the earlier of the date on which (i) the tenant improvements are substantially complete or would have been complete without tenant delay days, (ii) the Tenant accepts possession and occupies the space, or (iii) March 1, 2013. Based on an estimated commencement date of March 1, 2013, following a four-month base rental abatement period, annual base rent of $18.25 per square foot shall be payable through February 28, 2014. The Tenant's annual base rent will increase by 2% annually beginning on March 1, 2014. In addition to monthly base rent, the Tenant is also required to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the 20/20 Building that exceed base year expenses. In addition, the Tenant is entitled to a landlord-funded tenant allowance of approximately $193,000.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial Cost		Costs Capitalized		Gross Carrying Amount as of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements	Subsequent To Acquisition(b)	Impairment Loss	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
THE 20/20 BUILDING(a)	None	$1,696,000	$7,850,210	$2,419,794	$(3,678,136)	$1,766,667	$6,456,058	$456,643	$8,679,368	$3,905,553	1992	7/2/1999

(a)	The 20/20 Building is a three-story office building located in Leawood, Kansas.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE WELLS FUND XI - FUND XII - REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2009	$7,840,975	$2,965,676

Additions	25,722	314,883
BALANCE AT DECEMBER 31, 2010	7,866,697	3,280,559

Additions	315,534	318,248
BALANCE AT DECEMBER 31, 2011	8,182,231	3,598,807

Additions	497,137	306,746
BALANCE AT DECEMBER 31, 2012	$8,679,368	$3,905,553