Form 10-Q
period 2013-03-31
WELLS REAL ESTATE FUND XI L P
filed 2013-05-14
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XI, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Investment in joint venture	$1,486,852	$1,197,485
Cash and cash equivalents	1,198,561	1,548,502
Other assets	3,847	6,644
Total assets	$2,689,260	$2,752,631

Liabilities:
Accounts payable and accrued expenses	$10,878	$6,447
Due to affiliates	1,455	4,924
Total liabilities	12,333	11,371

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,676,927	2,741,260
Class B – 222,556 units issued and outstanding	—	—
General Partners	—	—
Total partners' capital	2,676,927	2,741,260
Total liabilities and partners' capital	$2,689,260	$2,752,631
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Equity in Loss of Joint Ventures	$(20,463)	$(10,062)

Interest and Other Income	650	1,174

General and Administrative Expenses	44,520	40,876
Net Loss	$(64,333)	$(49,764)

Net Loss Allocated to:
Class A Limited Partners	$(64,333)	$(14,667)
Class B Limited Partners	$—	$(35,097)
General Partners	$—	$—

Net Loss per Weighted-Average Limited Partner Unit:
Class A	$(0.04)	$(0.01)
Class B	$0.00	$(0.16)

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724
Class B	222,556	222,556
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	1,430,724	$2,878,060	222,556	$35,097	$—	$2,913,157

Net loss	—	(136,800)	—	(35,097)	—	(171,897)
BALANCE, December 31, 2012	1,430,724	2,741,260	222,556	—	—	2,741,260

Net loss	—	(64,333)	—	—	—	(64,333)
BALANCE, March 31, 2013	1,430,724	$2,676,927	222,556	$—	$—	$2,676,927
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(64,333)	$(49,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	20,463	10,062
Changes in assets and liabilities:
Decrease in other assets	2,797	323
Increase (decrease) in accounts payable and accrued expenses	4,431	(2,588)
Decrease in due to affiliates	(3,469)	(2,306)
Net cash used in operating activities	(40,111)	(44,273)

Cash Flows from Investing Activities:
Investment in joint venture	(309,830)	—
Net Decrease in Cash and Cash Equivalents	(349,941)	(44,273)

Cash and Cash Equivalents, beginning of period	1,548,502	1,691,184
Cash and Cash Equivalents, end of period	$1,198,561	$1,646,911
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture(1) ("Fund IX-X-XI-REIT Associates")	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	This joint venture did not own any properties during the periods presented.
Fund X and Fund XI Associates(1) ("Fund X-XI Associates")	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owned an interest in another joint venture, Wells/Fremont Associates, and did not own any properties directly.
Wells/Fremont Associates(1) ("Fund X-XI-REIT Associates - Fremont")	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	This joint venture did not own any properties during the periods presented.
The Wells Fund XI-Fund XII-REIT Joint Venture ("Fund XI-XII-REIT Associates")	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	20/20 Building A three-story office building located in Leawood, Kansas

(1)	These joint ventures wound up their affairs in 2011 and were terminated in the first quarter of 2012.

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund XII, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund X, L.P. was affiliated with the Partnership through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in Fund XI-XII-REIT Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership determined that there have been no additional impairments in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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

Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements: Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for Fund XI-XII-REIT Associates for the three months ended March 31, 2013 and 2012, is presented below:

	Total Revenues		Net Loss
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$167,237	$292,734	$(78,258)	$(38,483)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through Fund XI-XII-REIT Associates and payable to Wells Management is $42 and $563 for the three months ended March 31, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $12,447 and $17,869 payable to Wells Capital and Wells Management for the three months ended March 31, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement.  Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for an award of attorneys' fees and expenses.  On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses to the plaintiff.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of March 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold ten of the eleven properties in which we have held interests. In January 2013, Fund XI-XII-REIT Associates executed a lease with Meara Welch Browne, P.C. for approximately 11% of the 20/20 Building that extends through June 2020. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The first quarter 2013 operating distributions to limited partners were reserved. We anticipate that operating distributions will continue to be reserved due to various factors, including our intention to fund our general and administrative expenses and our pro rata share of property operating costs, anticipated re-leasing costs, and capital improvements at our remaining property.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners. We will also evaluate offers to sell our remaining property on an as-is basis, as well as, explore strategic alternatives, including marketing our equity ownership in Fund XI-XII-REIT Associates. As of April 30, 2013, we owned an interest in one property.
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

•
The 20/20 Building, located in Leawood, Kansas, is approximately 72% leased to three tenants. The major lease to SelectQuote Insurance Services for approximately 49% of the building extends through October 2018. We are marketing the vacant space in this building for lease.

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
Short-Term Liquidity
During the three months ended March 31, 2013, net cash outflows from operating activities were approximately $40,000, primarily due to (i) Fund XI-XII-REIT Associates retaining its operating cash flow to fund capital expenditures at the 20/20 Building and (ii) funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund XI-XII-REIT Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of anticipated property operating costs, tenant re-leasing costs, and other capital improvements for our remaining property owned by Fund XI-XII-REIT Associates. Absent future leasing activity and once rental abatement periods expire at our remaining property, we anticipate distributions from Fund XI-XII-REIT Associates will increase.

During the three months ended March 31, 2013, we invested approximately $310,000 in Fund XI-XII-REIT Associates to fund our pro rata share of tenant improvements at the 20/20 Building related to recent leasing activity.

We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $12,000, as of March 31, 2013.
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
Capital Resources
We fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our remaining property, and tenant improvements for the purpose of readying our remaining property for re-leasing As leases at our remaining property expire, we will work with the Fund XI-XII-REIT Associates to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
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
As of March 31, 2013, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2013	Undistributed Net Sale Proceeds as of March 31, 2013
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	793,161	Re-leasing the 20/20 Building (2007-2008, 2012) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	—
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	371,838	Re-leasing the 20/20 Building (2012-2013)	—	77,054
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,624,999		$9,869,999	$1,171,306
Upon evaluating the capital needs of our remaining property in which we currently hold an interest, our General Partners have decided to reserve the remaining net sale proceeds in the near-term to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining property.
Results of Operations
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2013
Equity in Loss of Joint Venture
Equity in loss of Joint Venture increased from $10,062 for the three months ended March 31, 2012 to $20,463 for the three months ended March 31, 2013, primarily due to an increase in vacancy at the 20/20 Building as a result of lease expirations in the fourth quarter of 2012. Absent leasing activity, we expect equity in loss of Fund XI-XII-REIT Associates to remain at a similar level as compared to the first quarter of 2013.
General and Administrative Expenses
General and administrative expenses increased from $40,876 for the three months ended March 31, 2012 to $44,520 for the three months ended March 31, 2013. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through our investment in Fund XI-XII-REIT Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 6 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include our property management and leasing agreements.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2013, requiring disclosure under Item 103 of Regulation S-K. Information regarding legal proceedings involving certain of our related parties is set forth in Note 4 to our financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is hereby incorporated herein by reference.
ITEM 1A.RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act, during the quarter ended March 31, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 14, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number		Description

10.1	*
Office Lease, dated as of January 14, 2013, with Meara Welch Browne, P.C. Insurance Services for a portion of the 20/20 Building (incorporated by reference to Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XI, L.P. for the year ended December 31, 2012, Commission File No. 000-25731)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934.