Form 10-Q
period 2013-06-30
WELLS REAL ESTATE FUND XI L P
filed 2013-08-14
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 ___________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Investment in joint venture	$892,527	$1,197,485
Cash and cash equivalents	1,116,400	1,548,502
Other assets	3,839	6,644
Total assets	$2,012,766	$2,752,631

Liabilities:
Accounts payable and accrued expenses	$4,174	$6,447
Due to affiliates	3,399	4,924
Total liabilities	7,573	11,371

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	2,005,193	2,741,260
Class B – 222,556 units issued and outstanding	—	—
General Partners	—	—
Total partners' capital	2,005,193	2,741,260
Total liabilities and partners' capital	$2,012,766	$2,752,631
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Venture	$(642,437)	$3,233	$(662,900)	$(6,829)

Interest and Other Income	562	796	1,212	1,970

General and Administrative Expenses	29,859	35,393	74,379	76,269
Net Loss	$(671,734)	$(31,364)	$(736,067)	$(81,128)

Net Loss Allocated to:
Class A Limited Partners	$(671,734)	$(31,364)	$(736,067)	$(46,031)
Class B Limited Partners	$—	$—	$—	$(35,097)
General Partners	$—	$—	$—	$—

Net Loss per Weighted-Average Limited Partner Unit:
Class A	$(0.47)	$(0.02)	$(0.51)	$(0.03)
Class B	$0.00	$0.00	$0.00	$(0.16)

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724	1,430,724	1,430,724
Class B	222,556	222,556	222,556	222,556
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	1,430,724	$2,878,060	222,556	$35,097	$—	$2,913,157

Net loss	—	(136,800)	—	(35,097)	—	(171,897)
BALANCE, December 31, 2012	1,430,724	2,741,260	222,556	—	—	2,741,260

Net loss	—	(736,067)	—	—	—	(736,067)
BALANCE, June 30, 2013	1,430,724	$2,005,193	222,556	$—	$—	$2,005,193
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(736,067)	$(81,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of joint venture	662,900	6,829
Changes in assets and liabilities:
Decrease (increase) in other assets	2,805	(4,178)
Decrease in accounts payable and accrued expenses	(2,273)	(4,477)
Decrease in due to affiliates	(1,525)	(1,831)
Net cash used in operating activities	(74,160)	(84,785)

Cash Flows from Investing Activities:
Investment in joint venture	(357,942)	—
Net Decrease in Cash and Cash Equivalents	(432,102)	(84,785)

Cash and Cash Equivalents, beginning of period	1,548,502	1,691,184
Cash and Cash Equivalents, end of period	$1,116,400	$1,606,399
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture(1) ("Fund IX-X-XI-REIT Associates")	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	This joint venture did not own any properties during the periods presented.
Fund X and Fund XI Associates(1) ("Fund X-XI Associates")	• Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P.	58.0% 42.0%	This joint venture only owned an interest in another joint venture, Wells/Fremont Associates, and did not own any properties directly.
Wells/Fremont Associates(1) ("Fund X-XI-REIT Associates - Fremont")	• Fund X-XI Associates • Piedmont Operating Partnership, LP	22.5% 77.5%	This joint venture did not own any properties during the periods presented.
The Wells Fund XI-Fund XII-REIT Joint Venture ("Fund XI-XII-REIT Associates")(2)	• Wells Real Estate Fund XI, L.P. • Wells Real Estate Fund XII, L.P. • Piedmont Operating Partnership, LP	26.1% 17.1% 56.8%	20/20 Building A three-story office building located in Leawood, Kansas

(1)	These joint ventures wound up their affairs in 2011 and were terminated in the first quarter of 2012.

(2)	The Partnership sold its equity interest in this joint venture on August 12, 2013. See Note 7 - Subsequent Event for additional information.

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
Investment in Joint Venture
The Partnership has evaluated Fund XI-XII-REIT Associates and concluded that it is not a variable interest entity. The Partnership does not have control over the operations of Fund XI-XII-REIT Associates; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund XI-XII-REIT Associates or its real property investments. Accordingly, the Partnership accounts for its investments in Fund XI-XII-REIT Associates using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that would indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in Fund XI-XII-REIT Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, the Partnership evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated expected fair value, primarily due to management redefining its strategy for the Partnership to dispose of its equity interest in Fund XI-XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates reduced the carrying value of the 20/20 Building to its estimated fair value based on a direct offer received on the 20/20 Building and recognized a corresponding impairment loss of $2,411,051 in the second quarter of 2013, of which $630,442 was allocated to the Partnership. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on a direct offer received on the 20/20 Building. See Note 7 - Subsequent Event for additional information.
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
Projections of expected future cash flows required that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could have resulted in an incorrect assessment of the property's future cash flows and fair value, and could have resulted in the misstatement of the carrying value of real estate assets held by Fund XI-XII-REIT Associates and net income (loss) of the Partnership.
Distribution of Net Cash from Operations
Net cash from operations, if available and unless reserved, is generally distributed quarterly to the limited partners as follows:

•
First, to all limited partners holding Class A Units on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership; and

•	Third, to the limited partners holding Class A Units on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.
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

Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for Fund XI-XII-REIT Associates for the three months and six months ended June 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Loss
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$242,347	$278,947	$(2,456,925)	$12,364	$409,584	$571,681	$(2,535,183)	$(26,119)
During the second quarter of 2013, Fund XI-XII-REIT Associates recognized an impairment loss on the 20/20 Building of approximately $2,411,051, of which $630,442 was allocated to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through Fund XI-XII-REIT Associates and payable to Wells Management is $269 and $590 for the three months ended June 30, 2013 and 2012, respectively, and $311 and $1,153 for the six months ended June 30, 2013 and 2012, respectively.

Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $10,845 and $15,645 for the three months ended June 30, 2013 and 2012, respectively, and $23,293 and $33,513 for the six months ended June 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of June 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
5.        ECONOMIC DEPENDENCY
The Partnership was dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have had a negative impact on the Partnership's results of operations. As of June 30, 2013, the Partnership was not aware of any reason why its existing tenants should not have been able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could have resulted in a material adverse impact on the Partnership's results of operations.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In June 2013, Fund XI-XII-REIT Associates executed a lease amendment with SelectQuote Insurance Services ("SelectQuote") at the 20/20 Building. As a result, SelectQuote has the right to request the reimbursement of agreed upon tenant improvements of up to approximately $208,000, which would be required to be funded by Fund XI-XII-REIT Associates. The Partnership's pro rata share of this tenant improvement obligation was settled in connection with the disposition of the Partnership's equity interest in Fund XI-XII-REIT Associates in August 2013. See Note 7 - Subsequent Event for additional information.

7.	SUBSEQUENT EVENT

On August 12, 2013, the Partnership sold its equity interest in its remaining joint venture, Fund XI-XII-REIT Associates, to Piedmont JV Partnership Interests, LLC ("Piedmont JV"), a wholly owned subsidiary of Piedmont OP., the joint venture partner, for approximately $892,600, excluding closing costs. Due to changes in estimated capital expenditures related to the 20/20 Building, upon closing the transaction, the Partnership recognized a loss on the sale of its equity interest in Fund XI-XII-REIT Associates of approximately $10,200, which may be adjusted as additional information becomes available in subsequent periods.

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
Portfolio Overview
During the third quarter of 2013, we have transitioned into the disposition-and-liquidation phase of our life cycle. On August 12, 2013, we sold our equity interest in our remaining joint venture, Fund XI-XII-REIT Associates, to Piedmont JV for approximately $892,600, excluding closing costs. In making the determination to dispose of our equity interest in our remaining joint venture, our General Partners took into account various considerations, including the leasing risk, projected total leasing costs, and the portfolio general and administrative costs. Having disposed of all of our interests in real estate assets, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership and intend to distribute the remaining cash balances to the limited partners pursuant to the provisions of the partnership agreement.

Property Summary
As of August 2013, we have now sold all of the real estate assets in which we had owned interest following the sale of our equity interest in Fund XI-XII-REIT Associates on August 12, 2013. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
Information relating to the properties previously owned by the joint ventures is provided below:

•	The Cort Building was sold on September 11, 2003.

•	The Johnson Matthey Building was sold on October 5, 2004.

•	The Alstom Power - Knoxville Building was sold on March 15, 2005.

•	The Gartner Building was sold on April 13, 2005.

•	The 1315 West Century Drive property was sold on December 22, 2006.

•	The Iomega Building was sold on January 31, 2007.

•	The 111 Southchase Boulevard property was sold on May 23, 2007.

•	The Avaya Building was sold on October 15, 2010.

•	The 360 Interlocken Building was sold on June 2, 2011.

•	The 47300 Kato Road property was sold on August 25, 2011.

•	Our interest in the 20/20 Building was sold on August 12, 2013.
Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of our joint ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the joint ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, any residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows were insufficient to fund our recurring operations, net sale proceeds would have been utilized. The ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.
Short-Term Liquidity
During the six months ended June 30, 2013, net cash outflows from operating activities were approximately $74,000, primarily due to (i) Fund XI-XII-REIT Associates retaining its operating cash flow to fund re-leasing costs and capital expenditures at the 20/20 Building and (ii) funding our general and administrative expenses.

During the six months ended June 30, 2013, we invested approximately $358,000 in Fund XI-XII-REIT Associates to fund our pro rata share of tenant improvements and property operating costs at the 20/20 Building related to recent leasing activity.

We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of June 30, 2013.

Long-Term Liquidity

As of August 12, 2013, we have sold all of the real estate assets in which we had owned interests and will not acquire additional properties. As a result of the sale of our equity interest in the remaining assets of Fund XI-XII-REIT Associates on August 12, 2013, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.

Capital Resources
As of June 30, 2013, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2013	Undistributed Net Sale Proceeds as of June 30, 2013
Property Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	793,161	Re-leasing the 20/20 Building (2007-2008, 2012) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	—
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	436,838	Re-leasing the 20/20 Building (2012-2013) Partnership operating expenses (2013)	—	12,054
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	—		—	763,305
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Total			$12,666,304	$1,689,999		$9,869,999	$1,106,306
In addition to the amounts listed in the table above, on August 12, 2013, we received $892,600 in sale proceeds, excluding closing costs, from the sale of our equity interest in Fund XI-XII-REIT Associates. The General Partners are currently evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership and intend to distribute the remaining cash balances to the limited partners pursuant to the provisions of the partnership agreement.

Results of Operations
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2013
Equity in Income (Loss) of Joint Venture
Equity in income (loss) of Joint Venture decreased from income of $3,233 for the three months ended June 30, 2012 to a loss of $(642,437) for the three months ended June 30, 2013, primarily due to recognizing an impairment loss on the 20/20 Building of approximately $2,411,051, of which $630,442 was allocated to the Partnership. We expect equity in loss of Fund XI-XII-REIT Associates to decrease as compared to the second quarter of 2013, as a result of the disposition of our equity interest in Fund XI-XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses decreased from $35,393 for the three months ended June 30, 2012 to $29,859 for the three months ended June 30, 2013. The decrease is primarily due to a decrease in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership following the disposition of our equity interest in Fund XI-XII-REIT Associates on August 12, 2013.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2013
Equity in Loss of Joint Venture
Equity in loss of Joint Venture increased from $6,829 for the six months ended June 30, 2012 to $662,900 for the six months ended June 30, 2013, primarily due to recognizing an impairment loss on the 20/20 Building of approximately $2,411,051, of which $630,442 was allocated to the Partnership. We expect equity in loss of Fund XI-XII-REIT Associates to decrease as compared to the second quarter of 2013, as a result of the disposition of our equity interest in Fund XI-XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $76,269 for the six months ended June 30, 2012 and $74,379 for the six months ended June 30, 2013. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership following the disposition of our equity interest in Fund XI-XII-REIT Associates on August 12, 2013.
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

Investment in Real Estate Assets
We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Ventures' assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that Fund XI-XII-REIT Associates utilized inappropriate useful lives or methods of depreciation, our net income would have been misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitored events and changes in circumstances that would indicate that the carrying amounts of the real estate assets in which we had an ownership interest through our investment in Fund XI-XII-REIT Associates may not have been recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not have been recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, did not exceed the respective assets' carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, we evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated expected fair value, primarily due to management redefining its strategy for the Partnership to dispose of its equity interest in Fund XI-XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates reduced the carrying value of the 20/20 Building to its estimated fair value based on a direct offer received on the 20/20 Building and recognized a corresponding impairment loss of $2,411,051 in the second quarter of 2013, of which $630,442 was allocated to the Partnership.
Projections of expected future cash flows required that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could have resulted in an incorrect assessment of the property's future cash flows and fair value, and could have resulted in the misstatement of the carrying value of real estate assets held by Fund XI-XII-REIT Associates and our net income (loss).
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
Subsequent Event
On August 12, 2013, we sold our equity interest in our remaining joint venture, Fund XI-XII-REIT Associates, to Piedmont JV for approximately $892,600, excluding closing costs. Due to changes in estimated capital expenditures related to the 20/20 Building, upon closing the transaction, we recognized a loss on the sale of our equity interest in Fund XI-XII-REIT Associates of approximately $10,200, which may be adjusted as additional information becomes available in subsequent periods.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2013, requiring disclosure under Item 103 of Regulation S-K.
ITEM 1A.RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act, during the quarter ended June 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 13, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number		Description

10.1		First Amendment to Office Lease, dated as of June 12, 2013, with SelectQuote Insurance Services for a portion of the 20/20 Building

10.2		Purchase and Sale Agreement for the sale of joint venture interest in Wells Fund XI - Fund XII – REIT Joint Venture, dated as of August 12, 2013.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*	Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934.