Form 10-Q
period 2013-09-30
WELLS REAL ESTATE FUND XI L P
filed 2013-11-12
CIK 1018216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 ___________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XI, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in joint venture	$—	$1,197,485
Cash and cash equivalents	1,968,668	1,548,502
Other assets	19,836	6,644
Total assets	$1,988,504	$2,752,631

Liabilities:
Accounts payable and accrued expenses	$3,520	$6,447
Due to affiliates	3,188	4,924
Total liabilities	6,708	11,371

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Class A – 1,430,724 units issued and outstanding	1,981,796	2,741,260
Class B – 222,556 units issued and outstanding	—	—
General Partners	—	—
Total partners' capital	1,981,796	2,741,260
Total liabilities and partners' capital	$1,988,504	$2,752,631
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Venture	$3,536	$(6,038)	$(659,364)	$(12,867)

General and Administrative Expenses	27,890	35,110	102,269	111,379

Interest and Other Income	733	783	1,945	2,753

Gain on Sale of Interest in Joint Venture	224	—	224	—
Net Loss	$(23,397)	$(40,365)	$(759,464)	$(121,493)

Net Loss Allocated to:
Class A Limited Partners	$(23,397)	$(40,365)	$(759,464)	$(86,396)
Class B Limited Partners	$—	$—	$—	$(35,097)
General Partners	$—	$—	$—	$—

Net Loss per Weighted-Average Limited Partner Unit:
Class A	$(0.02)	$(0.03)	$(0.53)	$(0.06)
Class B	$0.00	$0.00	$0.00	$(0.16)

Weighted-Average Limited Partner Units Outstanding:
Class A	1,430,724	1,430,724	1,430,724	1,430,724
Class B	222,556	222,556	222,556	222,556
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	1,430,724	$2,878,060	222,556	$35,097	$—	$2,913,157

Net loss	—	(136,800)	—	(35,097)	—	(171,897)
BALANCE, December 31, 2012	1,430,724	2,741,260	222,556	—	—	2,741,260

Net loss	—	(759,464)	—	—	—	(759,464)
BALANCE, September 30, 2013	1,430,724	$1,981,796	222,556	$—	$—	$1,981,796
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(759,464)	$(121,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating distributions received from joint ventures	—	30,275
Equity in loss of joint venture	659,364	12,867
Gain on sale of interest in joint venture	(224)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(13,192)	323
Decrease in accounts payable and accrued expenses	(2,927)	(3,931)
Decrease in due to affiliates	(1,736)	(1,059)
Net cash used in operating activities	(118,179)	(83,018)

Cash Flows from Investing Activities:
Investment in joint venture	(377,892)	—
Net sale proceeds received from sale of interest in joint venture	916,237	—
Net cash provided by investing activities	538,345	—
Net Increase (Decrease) in Cash and Cash Equivalents	420,166	(83,018)

Cash and Cash Equivalents, beginning of period	1,548,502	1,691,184
Cash and Cash Equivalents, end of period	$1,968,668	$1,608,166
See accompanying notes.

WELLS REAL ESTATE FUND XI, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
The Partnership owned indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

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
Investment in Joint Venture
The Partnership evaluated Fund XI-XII-REIT Associates and concluded that it was not a variable interest entity. The Partnership did not have control over the operations of Fund XI-XII-REIT Associates; however, it did exercise significant influence. Approval by the Partnership as well as the other joint venture partners was required for any major decision or any action that would have materially affected Fund XI-XII-REIT Associates or its real property investments. Accordingly, the Partnership accounted for its investment in Fund XI-XII-REIT Associates using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitored events and changes in circumstances that would have indicated that the carrying amounts of the real estate assets owned through the Partnership's investment in Fund XI-XII-REIT Associates may not have been recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, the Partnership evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated expected fair value, primarily due to management redefining its strategy for the Partnership to dispose of its equity interest in Fund XI-XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates reduced the carrying value of the 20/20 Building to its estimated fair value based on a direct offer received on the 20/20 Building and recognized a corresponding impairment loss of $2,411,051 in the second quarter of 2013, of which $630,442 was allocated to the Partnership. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on a direct offer received on the 20/20 Building.
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
Distribution of Net Cash from Operations
Net cash from operations is generally distributed quarterly to the limited partners as follows:

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
No distributions of net cash from operations were made to limited partners holding Class B Units.
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
On August 12, 2013, the Partnership sold its equity interest in its remaining joint venture, Fund XI-XII-REIT Associates, to Piedmont JV Partnership Interests, LLC ("Piedmont JV"). As a result of the disposition of the Partnership's equity interest in Fund XI-XII-REIT Associates, the Partnership received net sale proceeds of approximately $916,000 and recognized a gain of $224.
Summary of Financial Information
Condensed financial information for Fund XI-XII-REIT Associates for the three months and nine months ended September 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$—	$—	$—	$—	$13,527	$(23,091)	$13,527	$(23,091)

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XI-XII-REIT Associates	$—	$—	$—	$—	$(2,521,656)	$(49,210)	$(2,521,656)	$(49,210)
The Partnership allocates its share of net income, net loss, and gain on sale generated by Fund XI-XII-REIT Associates to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by Fund XI-XII-REIT Associates are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Operating Loss	Impairment Loss	Total	Operating Loss	Impairment Loss	Total
Fund XI-XII-REIT Associates	$(110,605)	$(2,411,051)	$(2,521,656)	$(49,210)	$—	$(49,210)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 2.5% for management services and 2% for leasing services of the gross revenues collected monthly (aggregate maximum of 4.5%), plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees were paid by the Joint Ventures and, accordingly, were included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through Fund XI-XII-REIT Associates and payable to Wells Management was $158 and $569 for the three months ended September 30, 2013 and 2012, respectively, and $469 and $1,722 for the nine months ended September 30, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $10,083 and $16,311 for the three months ended September 30, 2013 and 2012, respectively, and $33,376 and $49,824 for the nine months ended September 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of September 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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

6.	SUBSEQUENT EVENT

Distribution of Net Sale Proceeds
On November 1, 2013, net sale proceeds of approximately $1,700,000 from the sales of the 360 Interlocken Building, 47300 Kato Road, and the Partnership's equity interest in Fund XI-XII-REIT Associates were distributed to the limited partners of record as of October 1, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after September 30, 2013. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.

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
Portfolio Overview
We have transitioned into the disposition-and-liquidation phase of our life cycle. On August 12, 2013, we sold our equity interest in our remaining joint venture, Fund XI-XII-REIT Associates, to Piedmont JV. As a result of the disposition of our equity interest in Fund XI-XII-REIT Associates, we received net sale proceeds of approximately $916,000 and recognized a gain of $224. In making the determination to dispose of our equity interest in our remaining joint venture, our General Partners took into account various considerations, including the leasing risk, projected total leasing costs, and the portfolio general and administrative costs.

On November 1, 2013, net sale proceeds of approximately $1,700,000 from the sales of the 360 Interlocken Building, 47300 Kato Road, and our equity interest in Fund XI-XII-REIT Associates were distributed to limited partners. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.
Property Summary
We have now sold all of the real estate assets in which we had owned interests following the sale of our equity interest in Fund XI-XII-REIT Associates on August 12, 2013. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
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
Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of our joint ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the joint ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Historically, any residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, were generally paid quarterly. To the extent that operating cash flows were insufficient to fund our recurring operations, net sale proceeds would have been utilized. The ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.
Short-Term Liquidity
During the nine months ended September 30, 2013, net cash outflows from operating activities were approximately $118,000, primarily due to (i) Fund XI-XII-REIT Associates retaining its operating cash flow to fund re-leasing costs and capital expenditures at the 20/20 Building, prior to the disposition of our interest in Fund XI-XII-REIT Associates, and (ii) funding our general and administrative expenses.

During the nine months ended September 30, 2013, we received net sale proceeds from the disposition of our interest in Fund XI-XII-REIT Associates of approximately $916,000. During the nine months ended September 30, 2013, we invested approximately $378,000 in Fund XI-XII-REIT Associates to fund our pro rata share of tenant improvements and property operating costs at the 20/20 Building related to leasing activity prior to the disposition of our interest in Fund XI-XII-REIT Associates.

We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of September 30, 2013.

Long-Term Liquidity

We have sold all of the real estate assets in which we had owned interests and will not acquire additional properties. As a result of the sale of our equity interest in the remaining assets of Fund XI-XII-REIT Associates in August 2013, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.
Capital Resources
As of September 30, 2013, we had received, used, distributed, and held net sale proceeds allocated to us from the sale of properties and joint ventures as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
Property/Joint Venture Sold				Amount	Purpose
Cort Building (sold in 2003)	$5,563,403	24%	$1,315,906	$—	—	$1,315,906	$—
Johnson Matthey Building (sold in 2004)	$9,675,000	26%	2,529,819	—	—	2,529,819	—
Alstom Power – Knoxville Building (sold in March 2005)	$11,646,089	9%	1,023,528	—	—	1,023,528	—
Gartner Building (sold in April 2005)	$12,396,859	26%	3,241,531	340,000	Partnership operating expenses (2006) Joint venture operating expenses (2006) Re-leasing the 20/20 Building (2006) Re-leasing 111 Southchase Boulevard (2007)	2,901,531	—
1315 West Century Drive (sold in December 2006)	$8,059,625	9%	708,328	120,000	Re-leasing 111 Southchase Boulevard (2007)	588,328	—
Iomega Building (sold in January 2007)	$4,685,151	9%	411,759	—	—	411,759	—
111 Southchase Boulevard (sold in May 2007)	$7,236,841	26%	1,892,289	793,161	Re-leasing the 20/20 Building (2007-2008, 2012) Partnership operating expenses (2007-2012) Capital improvements for the 20/20 Building (2008-2009) Re-leasing the Avaya Building (2010) Re-leasing the 360 Interlocken Building (2010-2011)	1,099,128	—
Avaya Building (sold in October 2010)	$5,107,662	9%	448,892	448,892	Re-leasing the 20/20 Building (2012-2013) Partnership operating expenses (2013)	—	—
360 Interlocken Building (sold in June 2011)	$8,685,166	9%	763,305	37,946		—	725,359
47300 Kato Road (sold in August 2011)	$3,503,755	9%	330,947	—		—	330,947
Fund XI-XII-REIT Associates (sold in August 2013)			916,237	25,000	Partnership operating expenses (2013)		891,237
Total			$13,582,541	$1,764,999		$9,869,999	$1,947,543

On November 1, 2013, net sale proceeds of approximately $1,700,000 from the sales of the 360 Interlocken Building, 47300 Kato Road, and our equity interest in Fund XI-XII-REIT Associates were distributed to limited partners of record effective October 1, 2013. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.

Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Equity in Income (Loss) of Joint Venture
Equity in income (loss) of Joint Venture increased from a loss of $(6,038) for the three months ended September 30, 2012 to income of $3,536 for the three months ended September 30, 2013, primarily due to the leasing activity at the 20/20 Building prior to the disposition of our interest in Fund XI-XII-REIT Associates on August 12, 2013.
General and Administrative Expenses
General and administrative expenses decreased from $35,110 for the three months ended September 30, 2012 to $27,890 for the three months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership.
Gain on Sale of Interest in Joint Venture
Gain on sale of interest in Joint Venture increased from $0 for the three months ended September 30, 2012 to $224 for the three months ended September 30, 2013, due to the gain recognized on the disposition of our interest in Fund XI-XII-REIT Associates on August 12, 2013.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013
Equity in Loss of Joint Venture
Equity in loss of Joint Venture increased from $12,867 for the nine months ended September 30, 2012 to $659,364 for the nine months ended September 30, 2013, primarily due to recognizing an impairment loss in the second quarter of 2013 on the 20/20 Building of approximately $2,411,051, of which $630,442 was allocated to the Partnership.
General and Administrative Expenses
General and administrative expenses decreased from $111,379 for the nine months ended September 30, 2012 to $102,269 for the nine months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on the amount of time necessary to liquidate the partnership.
Gain on Sale of Interest in Joint Venture
Gain on sale of interest in Joint Venture increased from $0 for the nine months ended September 30, 2012 to $224 for the nine months ended September 30, 2013, due to the gain recognized on the disposition of our interest in Fund XI-XII-REIT Associates on August 12, 2013.
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
Evaluating the Recoverability of Real Estate Assets

We continually monitored events and changes in circumstances that would have indicated that the carrying amounts of the real estate assets in which we had an ownership interest through our investment in Fund XI-XII-REIT Associates may not have been recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not have been recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, did not exceed the respective assets' carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During the second quarter of 2013, we evaluated the recoverability of the carrying value of the 20/20 Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated expected fair value, primarily due to management redefining its strategy for the Partnership to dispose of its equity interest in Fund XI-XII-REIT Associates in the second quarter of 2013. Accordingly, Fund XI-XII-REIT Associates reduced the carrying value of the 20/20 Building to its estimated fair value based on a direct offer received on the 20/20 Building and recognized a corresponding impairment loss of $2,411,051 in the second quarter of 2013, of which $630,442 was allocated to the Partnership.

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
Subsequent Event
On November 1, 2013, net sale proceeds of approximately $1,700,000 from the sales of the 360 Interlocken Building, 47300 Kato Road, and our equity interest in Fund XI-XII-REIT Associates were distributed to the limited partners of record as of October 1, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after September 30, 2013. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in December 2013.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2013, requiring disclosure under Item 103 of Regulation S-K.
ITEM 1A.RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act, during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XI, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XI, L.P.

Exhibit Number		Description

10.1	*
Purchase and Sale Agreement for the sale of joint venture interest in Wells Fund XI - Fund XII – REIT Joint Venture, dated as of August 12, 2013 (incorporated by reference to Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XI, L.P. for the period ended June 30, 2013, Commission File No. 000-25731)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.